Form 10-K405
period 1996-12-31
AMERICA WEST HOLDINGS CORP
filed 1997-03-31
CIK 1029863

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ------------------------------------------------


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12649
                        AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                                                       86-0847214
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

                    51 W. THIRD STREET                                            (602) 693-0800
                  TEMPE, ARIZONA  85281                          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED:
  CLASS B COMMON STOCK, $.01 PAR VALUE         NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


                         COMMISSION FILE NUMBER 1-10140
                           AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                       86-0418245
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

            4000 E. SKY HARBOR BOULEVARD                                          (602) 693-0800
            PHOENIX, ARIZONA  85034-3899                         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED:
CLASS B COMMON STOCK WARRANT, $.01 PAR VALUE              NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


            Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes.  X   No.
                                                       ---     ---
            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of each of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

            As of March 14, 1997, there were 44,597,298 shares of America West Holdings Corporation Class B Common Stock, $.01 par value, and 8,177,844 warrants to purchase America West Holdings Corporation Class B Common Stock, $.01 par value, from America West Airlines, Inc., respectively, issued and outstanding. As of such date, 40,017,361 shares of Class B Common Stock, having an aggregate market value of approximately $620,269,095.50, were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates. As of March 14, 1997, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

            Indicate by check mark whether the registrant has filed all documentation and reports required to be filed by Section 12, 13 and 15(d) of the Seucrities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No.
                                                 ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the proxy statement related to America West Holdings Corporation's 1997 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of America West Holdings Corporation's fiscal year ended December 31, 1996, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                           PAGE
PART I

Item 1.       Business........................................................................................................2
Item 2.       Properties.....................................................................................................14
Item 3.       Legal Proceedings..............................................................................................14
Item 4.       Submission of Matters to a Vote of Security Holders............................................................16

PART II

Item 5.       Market for Registrants' Common Equity and Related Stockholder Matters..........................................18
Item 6.       Selected Consolidated Financial Data...........................................................................19
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........................20
Item 8A.      Consolidated Financial Statements and Supplementary Data--America West Holdings Corporation....................29
Item 8B.      Financial Statements and Supplementary Data--America West Airlines, Inc........................................54
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................................................77

PART III

Item 10.  Directors and Executive Officers of the Registrants................................................................77
Item 11.  Executive Compensation.............................................................................................77
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................................................77
Item 13.  Certain Relationships and Related Transactions.....................................................................77

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................................77


Note Concerning Forward-Looking Information

            This Report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline industry generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline industry and the Company's operations. For additional discussion of such risks see "Business--Risk Factors," included in Item 1 of this Report.

                                     PART I

            This combined Form 10-K is separately filed by America West Holdings Corporation ("Holdings") and America West Airlines, Inc. ("AWA"). Information contained herein relating to AWA is filed by Holdings and separately by AWA on its own behalf. Holdings is a Delaware corporation and became the holding company for AWA effective midnight December 31, 1996. Holdings' only material asset is the capital stock of AWA. Unless otherwise indicated, the terms "the Company" and "America West" refer collectively to Holdings and AWA, its direct wholly owned subsidiary.

ITEM 1.   BUSINESS

OVERVIEW

            The Company adopted a holding company structure effective midnight December 31, 1996 when Holdings became the parent company of AWA. Management believes the holding company structure improves the Company's ability to manage separate business segments effectively and that the holding company provides a platform for further expansion of the Company's businesses, including its leisure travel businesses. The Company intends to continue to evaluate investment and expansion opportunities which allow the Company to capitalize on its key strengths and market position.

            AWA is the ninth largest commercial airline carrier in the United States, operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. The Company believes AWA is the lowest cost full service carrier in the United States. At December 31, 1996 AWA served 56 destinations, including six destinations in Mexico and one in Canada, with a fleet of 101 aircraft. AWA offers service to an additional 18 destinations through an alliance agreement with Continental Airlines ("Continental") and 17 commuter service and regional destinations through an alliance agreement with Mesa Airlines ("Mesa").

            AWA is the leading airline serving Phoenix and Las Vegas, with approximately 35% and 23% of total revenue passenger miles, respectively, based on the twelve months ended September 30, 1996. The Phoenix and Las Vegas airports are the seventh and thirteenth largest airports and the fifth and eight largest domestic hubs in the United States as measured by passenger enplanements. In addition, these cities are among the fastest growing in the nation. The Company believes these hubs are well positioned for continued growth due to their geographically favorable locations with strategic access to key southwestern and west coast markets, relatively low operating costs, year-round fair weather and modern, uncongested facilities. Substantially all of AWA's passenger traffic is channeled into or through its hubs, which serve as gateways for AWA's route network. Through its hub-and-spoke system, AWA serves more markets with greater frequency than would be possible with the same number of aircraft in a point-to-point route system.

            AWA operates with a low cost structure. The Company's operating cost per available seat mile ("ASM") for 1996 was 7.43 cents, excluding the $65.1 million nonrecurring special charge, which was approximately 17.8% less than the average cost per ASM of the eight largest domestic full service airlines. Management believes that AWA's low cost structure is a significant competitive advantage relative to other full service carriers and also enables AWA to compete effectively against low cost carriers in its short-haul local markets. As a full service airline, the Company believes AWA distinguishes itself from other low cost carriers by offering passenger services that include assigned seating, meal service, participation in computerized reservation systems, interline ticketing, first class cabins, baggage transfer and various other services.

            Through its America West Vacations division, AWA arranges and sells vacation packages that include hotel accommodations, air fare, ground transportation and a variety of entertainment options. This business unit generated approximately $190 million in gross package sales in 1996. America West Vacations occupies a substantial position in the Las Vegas destination market and arranges packages for travel to the other traditional vacation destinations served by AWA including Arizona, California, Florida, Canada and Mexico. To further develop this business, America West

Vacations will be combined with AWA's charter business and reorganized as a separate subsidiary of Holdings during 1997.

STRATEGY

            The Company's strategy seeks to achieve revenue growth and profitability by capitalizing on AWA's key competitive strengths while maximizing financial flexibility. The principal elements of the Company's strategy are (i) strengthening AWA's position in its existing hubs through strategic expansion, (ii) maintaining AWA's position as a leading low cost full service carrier, (iii) focusing on airline reliability and customer service,
(iv) operating a modern and efficient fleet, (v) continuing to develop AWA's passenger base through key alliances and (vi) pursuing opportunities to expand in the leisure travel market.

            STRENGTHEN POSITION IN EXISTING HUBS THROUGH STRATEGIC EXPANSION

            AWA's strategy is designed to capitalize on its strong position in its Phoenix and Las Vegas hubs. In February 1996, the Company began implementation of a two-year plan to expand its principal hub operations and increase connecting traffic and service to longer-haul nonstop markets. Pursuant to this plan, during 1996 the Company increased available seat miles ("ASMs") by 11.3% and added six new cities to AWA's route network. In addition, AWA has increased flight frequencies to enhance service to existing West Coast destinations and to expand connecting opportunities through Phoenix to long-haul flights to the East and Midwest. AWA has also sought to increase asset utilization through the expansion of its night flight service to Las Vegas, utilizing aircraft for this service that otherwise would be idle overnight. Pursuant to the growth plan, the Company expects to increase ASMs by an additional 11% and introduce service to at least two additional cities by December 31, 1997.

            MAINTAIN ITS POSITION AS A LOW COST AIRLINE

            The Company is committed to maintaining AWA's low cost structure, which it has achieved primarily through employee productivity, favorable labor costs per ASM and industry-leading asset utilization. The Company maintained low unit costs by focusing on productivity at all levels. The Company increased its ASMs by 11.3% in 1996 while increasing its workforce by 10.8%. Management anticipates that ASMs will increase by 11% during 1997 while employment is expected to increase by only 9.1%. If those targets are achieved, the Company's growth plan will have increased the size of the airline by nearly 23% while increasing its workforce by less than 20%. Aircraft utilization has been enhanced through a restructuring of the Company's route network and expansion of the Las Vegas night flight program.

            FOCUS ON RELIABILITY AND CUSTOMER SERVICE

            AWA is committed to maintaining the airline's reliability and to improving its overall customer service. As a result of customer service and operational issues encountered in the third quarter of 1996, AWA initiated a program entitled Pride in All We Do, aimed at maximizing the airline's reliability and further improving customer service. Consistent with its strategy of being a low cost airline, these initiatives are designed to be implemented without adversely affecting the Company's cost structure.

            OPERATE A MODERN AND EFFICIENT FLEET

            AWA enjoys operational efficiencies due to its modern, fuel efficient fleet. At December 31, 1996, AWA's fleet consisted of 61 Boeing 737s, 26 Airbus A320s and 14 Boeing 757s, with an average age of approximately 10.1 years. Most of AWA's existing aircraft are held under leases with considerable fleet plan flexibility. As a result, in the event economic conditions change adversely, AWA can reduce its fleet size and reduce its aircraft related financial obligations by not renewing expiring aircraft leases.

            CONTINUE TO DEVELOP PASSENGER BASE THROUGH ALLIANCES

            AWA plans to continue to employ alliance agreements to expand the Company's passenger base and in some cases to achieve cost savings through the reduction of redundant labor and facilities. AWA's alliance agreements generally provide for codesharing arrangements and linking of frequent flyer programs, and in some cases involve coordination of flight schedules, sharing of ticket counter space, coordination of ground handling operations and joint purchasing and marketing efforts. AWA currently has alliance agreements with Continental, British Airways, Northwest Airlines and Mesa. Management believes that its codesharing activities result in increased travel and profitability for AWA and intends to pursue additional alliances as opportunities warrant.

            EXPAND LEISURE TRAVEL BUSINESSES

            The Company's strategic plan includes the expansion of its leisure tour packaging and charter businesses which, management believes, present opportunities for growth. Management further believes that the Company will be competitive in these businesses because of its low cost structure and expertise gained in developing and managing its America West Vacations division and its successful professional and college sports chartering business. During 1997, the Company expects to combine the America West Vacations and charter business under a separate subsidiary of Holdings, establish a private label tour packaging business, pursue the management of other airlines' vacation packaging businesses, expand the scope of its vacation and charter products and introduce new package tour destinations.

OPERATIONS

            AIRLINE OPERATIONS

            AWA is the ninth largest commercial airline carrier in the United States, operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. The Company believes AWA is the lowest cost full service carrier in the United States. At December 31, 1996 AWA served 56 destinations, including six destinations in Mexico and one in Canada, with a fleet of 101 aircraft. AWA also offers service to additional destinations through alliance agreements with Continental and Mesa.

            The Company seeks to maximize its market share by operating primarily through hub airports in Phoenix and Las Vegas and, to a lesser extent, through its mini-hub in Columbus. The success of AWA's hub system depends on its ability to attract passengers traveling to and from its hubs, as well as passengers traveling through the hubs to AWA's other destinations. The Company believes the success of its operations in Phoenix and Las Vegas is in part due to such airports being among the world's largest 25 in passenger traffic and such cities being among the fastest growing in the nation. In addition, the Company believes these hubs are well positioned for continued growth due to their geographically favorable locations with strategic access to key southwestern and west coast markets, relatively low operating costs, year-round fair weather, and modern, uncongested facilities.

            AWA is the leading airline serving Phoenix Sky Harbor International Airport and McCarran International Airport in Las Vegas, based upon revenue passenger miles, with approximately 35% and 23% of total revenue passenger miles, respectively, for the twelve months ended September 30, 1996. In both markets the Company's principal competitor is Southwest Airlines, with approximately 22% and 17% of total revenue passenger miles in Phoenix and Las Vegas, respectively, for the twelve months ended September 30, 1996. At December 31, 1996, the Company served 48 destinations from its Phoenix hub, 44 destinations from its Las Vegas hub and 13 destinations from Columbus. During 1996, the Company had approximately 47% of Columbus revenue passenger miles compared to approximately 10% for US Airways, the Company's principal competitor in Columbus. At December 31, 1996, the Company offered service to an additional 18 destinations through its alliance with Continental and 17 commuter service and regional destinations through its alliance with Mesa.

            As a result of certain customer service and operational issues in the third quarter of 1996, AWA initiated a program entitled Pride in All We Do, aimed at maximizing the airline's on-time performance and further improving customer service. If successfully implemented, management believes this program will achieve significant advances in reliability through refinements to hub connection schedules, the addition of an operational spare aircraft and approximately 60 line mechanics, the establishment of two additional overnight maintenance bases, and improved coordination with providers of the airline's heavy aircraft maintenance. Management anticipates that those initiatives, together with expanded training of front line staff, increased staffing in critical areas (such as reservations), advanced technologies installed during 1996, enhanced aircraft appearance as the result of first class and new interior installations completed in 1996 and improved catering and onboard entertainment, will all operate together to improve customer satisfaction during 1997.

            ALLIANCES

            AWA has alliance agreements with Continental, British Airways, Northwest Airlines and Mesa. AWA's alliance agreement with Continental provides for codesharing arrangements, coordinating flight schedules, sharing ticket counter space, linking frequent flyer programs and membership clubs, and coordinating ground handling operations. Through codesharing, each airline is able to offer additional destinations to its customers without materially increasing operating and capital expenses. AWA has achieved cost savings from the Continental alliance primarily through the consolidation of airport facilities and resources and the elimination of duplicative costs for labor and equipment at key locations. In addition, through joint purchasing, both carriers may receive greater volume discounts on certain cost items.

            AWA's alliance agreement with British Airways includes codesharing arrangements, reciprocal frequent flyer privileges and ground handling operations, and, using AWA's existing service, allows British Airways to offer connecting service to and from British Airways' Phoenix gateway to eight destinations served by AWA in the western United States. Through AWA's codeshare agreement with Northwest Airlines, AWA provides connecting service from Northwest Airlines' Pacific routes to Las Vegas and Phoenix. AWA's codesharing agreement with Mesa, which adds 17 destinations to the Company's route network, establishes Mesa as a feeder carrier for the Company at its Phoenix hub. The codesharing agreement with Mesa provides for coordinated flight schedules, passenger handling and computer reservations under the AWA flight designator code, thereby allowing passengers to purchase one air fare for their entire trip. On codesharing flights, Mesa operates under the name "America West Express" and has incorporated AWA's color scheme and commercial logo on certain aircraft utilized on these routes.

            LEISURE TRAVEL BUSINESSES

            Through its America West Vacations division, AWA arranges and sells vacation packages that include hotel accommodations, air fare, ground transportation and a variety of entertainment options. This business unit generated approximately $190 million in gross package sales in 1996, sold approximately 823,000 room nights and approximately 137,000 rental car days, and handled approximately 557,000 passengers. America West Vacations occupies a substantial position in the Las Vegas destination market and arranges packages for travel to the other traditional vacation destinations served by AWA including Arizona, California, Florida, Canada and Mexico. To further develop this business, America West Vacations will be combined with AWA's charter business and reorganized as a separate subsidiary of Holdings during 1997.

AIRCRAFT

            At December 31, 1996, AWA operated a fleet of 61 Boeing 737s, 26 Airbus A320s and 14 Boeing 757s as follows:


                                                                                                           AVERAGE
                                                                                                          REMAINING
                                                             NUMBER                AVERAGE                  LEASE
AIRCRAFT TYPE                         STATUS(1)             AIRCRAFT             AGE (YRS.)              TERM (YRS.)
-------------                         ---------             --------             ----------              -----------
B737-100.......................         Owned                   1                  27.2                       --
B737-200.......................        Leased                  15                  16.5                      4.2
B737-200.......................         Owned                   5                  17.8                       --
B737-300.......................        Leased                  29                   9.8                      3.9
B737-300.......................         Owned                  11                   8.2                       --
B757-200.......................        Leased                  12                  10.4                      8.3
B757-200.......................         Owned                   2                   7.3                       --
A320-200.......................        Leased                  26                   6.4                     11.1
                                                              ---
                                                              101                  10.1                      6.9
                                                              ===

------------------------

(1) Each of the aircraft that is designated as owned serves as collateral for a loan pursuant to which the aircraft was acquired by AWA or serves as collateral for a non-purchase money loan.

            As of December 31, 1996 and through December 1998, leases for 21 of AWA's aircraft are scheduled to terminate (such aircraft are 12 Boeing B737-300s, three Boeing B737-200s, four Airbus A320-231s, and two Boeing B757-200s). At the option of the lessor, the lease for one of the B737-300 aircraft may be extended for up to 48 months, and the leases for six of the B737-300 aircraft may each be extended for up to 60 months, at set rates, which are currently less than market rates. At the option of either the lessor or AWA, the leases for two Airbus A320 aircraft may be extended for a period of two years, and the lease for one Airbus A320 aircraft may be extended for a period of one year. There are no contractual options to extend any other of such leases. See "Item 7. --Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

            At December 31, 1996, the Company employed 8,500 full-time and 2,366 part-time employees, for an equivalent of 9,652 full-time employees.

LABOR RELATIONS

            The airline business is labor intensive. Wages, salaries and benefits represented approximately 23.1% of the Company's consolidated operating expenses for the year ended December 31, 1996. To encourage increased productivity by its workforce, the Company awards performance bonuses ("AWArd Pay") from 5% to 25% of base pay to eligible non-executive non-union employees provided certain annually established operating income targets are attained. Eligibility is determined at the time of distribution. In February 1996, the Company paid performance awards amounting to 10.25% of each eligible employee's base pay for 1995 performance. The operating income targets established for 1996 were not achieved, largely as the result of AWA's performance during the third quarter of that year. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations." However, the Company's Board of Directors concluded that the failure to achieve the 1996 operating income target was due largely to circumstances beyond the control of the eligible employees and that it was important to reward the eligible employees for their substantial efforts in achieving the Company's first and second quarter record performance and in AWA's return to record earnings in the fourth quarter. Accordingly, in an exception to policy, in February 1997, the

Board of Directors elected to pay AWArd Pay performance bonuses equal to the minimum of 5% of eligible employees' base pay in respect of 1996 performance.

            There have been numerous attempts by unions to organize AWA's employees, and the Company expects such organization efforts to continue in the future. Several groups of the Company's employees have selected their collective bargaining representatives and negotiations are in progress. The Company cannot predict at this time the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance.

            AWA's pilots are represented by the Airline Pilots Association. In May 1995, a five-year collective bargaining agreement with AWA's pilots became effective. The terms of this contract are consistent with AWA's productivity objectives. Under this contract, pilot wage scales will increase 9.41% from December 31, 1996 until April 29, 2000, or approximately 2.8% per year during that period. Terms of the agreement include a single pay scale for all aircraft types, flexible work rules, management's right to staff the airline and to enter into strategic alliances and the preclusion of sympathy work stoppages.

            In September 1994, the National Mediation Board ("NMB") certified the Association of Flight Attendants as the collective bargaining representative of AWA's flight attendants and contract negotiations are ongoing.

            In January 1996, the International Brotherhood of Teamsters ("IBT") filed an application with the NMB seeking to be certified as the bargaining representative for AWA's mechanics, including related personnel. Following a representation election in April 1996, the NMB certified the IBT as the collective bargaining representative for that work group. The Company is currently litigating the certification of the IBT and the matter is presently before the Ninth Circuit Court of Appeals. To comply with the ruling of the lower court, the Company has commenced negotiations with the IBT on a provisional basis.

            In April 1996, the IBT filed an application with the NMB seeking to become the collective bargaining representative of AWA's 40 stock clerks. The IBT lost the representation election in July 1996. Following the announcement of those election results, the IBT filed a claim of election interference against AWA. Both AWA and the IBT filed submissions with the NMB in connection with the election interference charge, and the matter will be decided by the NMB in due course. If the NMB rules in favor of IBT, a rerun election will be ordered.

            In September 1996, the Transportation Workers Union ("TWU") was certified to represent AWA's approximately 40 dispatchers and contract negotiations have commenced.

COMPETITION AND MARKETING

            The airline industry is highly competitive and is susceptible to price discounting, which involves the offering of discount or promotional fares to passengers. Any such fares offered by one airline are normally matched by competing airlines, and may result in lower industry yields with little or no increase in traffic levels. AWA competes with other major full service airlines based on price and, due to its low cost structure, is able to compete with other low cost carriers in its short haul local markets. The entry of additional carriers on many of AWA's routes (as well as increased competition from or the introduction of new services by established carriers) could negatively impact AWA's results of operations. AWA competes with a number of major airlines on medium- and long-haul routes through its hubs, with Southwest Airlines for short-haul flights at its Phoenix and Las Vegas hubs and with USAirways at its Columbus mini-hub.

            Most tickets for travel on AWA are sold by travel agents through computer reservation systems that have been developed and are controlled by other airlines. Travel agents generally receive commissions based on the price of tickets sold. Accordingly, airlines compete not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. Airlines often pay additional commissions in connection with special revenue programs. Federal regulations have been promulgated that are intended to diminish preferential schedule displays and other practices with respect to the reservation systems that place AWA and other similarly situated users at a competitive disadvantage to the airlines controlling the systems. Effective January 8, 1996, AWA implemented electronic or paperless ticketing to respond to customer needs and to reduce distribution costs for tickets booked directly through the Company, and by year end 1996, approximately 21% of its tickets were processed electronically.

FREQUENT FLYER PROGRAM

            All major U.S. airlines have established frequent flyer programs to encourage travel on that particular carrier. AWA offers the FlightFund program that allows members to earn mileage credits by flying AWA, by using the services of other program participants such as hotels, car rental firms and other specialty services and by flying certain partner carriers. Through AWA's alliance agreement with both Continental and British Airways, AWA has formed frequent flyer program partnerships. FlightFund and Continental One Pass program members may earn and redeem mileage credit in connection with flights to all AWA and Continental destinations. FlightFund and British Airways Executive Club members may also earn and redeem mileage credit for flights to all AWA and British Airways destinations. In addition, AWA periodically offers special short-term promotions that allow members to earn additional free travel awards or mileage credits. When a FlightFund member accumulates mileage credits of 20,000 miles, AWA issues mileage award certificates that can be redeemed for various travel awards, including first class upgrades and tickets on AWA or other airlines participating in AWA's frequent flyer program. Most travel awards are subject to blackout dates and capacity controlled seating. Mileage award certificates automatically expire after two years if issued prior to April 1, 1993 and after three years for certificates issued after that date. Travel is valid up to one year from the date of ticketing. FlightFund awards may also be redeemed for flights to certain international destinations and Hawaii. AWA is required to purchase space on other airlines to accommodate such award redemption.

            The Company accounts for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one additional passenger. Costs including passenger food, beverages, supplies, fuel, liability insurance, purchased space on other airlines and denied boarding compensation are accrued as frequent flyer program participants accumulate mileage to their accounts. Such unit costs are based upon expenses expected to be incurred on a per passenger basis. No profit or overhead margin is included in the accrual for these incremental costs.

            FlightFund's membership at December 31, 1996 was approximately 2.7 million participants. At December 31, 1996, 1995 and 1994, the Company estimated that approximately 358,000, 342,000 and 369,000, respectively, travel awards were expected to be redeemed. Correspondingly, the Company had an accrued liability of $11.3 million, $10.7 million and $9.8 million for 1996, 1995 and 1994, respectively. The accrual is based upon the Company's estimates of mileage earned that will eventually be redeemed for a travel award.

            The number of FlightFund travel awards redeemed for round-trip travel for the years ended December 31, 1996, 1995 and 1994, was approximately 130,000, 111,000 and 109,000, respectively, representing 2.3%, 2.3% and 2.6% of total revenue passenger miles for each respective period. The Company does not believe that the usage of free travel awards results in any significant displacement of revenue passengers due to AWA's ability to manage frequent flyer travel.

FACILITIES

            The Company's principal facilities are associated with AWA's hub operations in Phoenix, Las Vegas and Columbus. AWA operates from Terminal 4 of Phoenix Sky Harbor International Airport pursuant to a lease agreement that includes 28 gates and approximately 255,000 square feet of space at December 31, 1996. AWA also leases approximately 39,000 square feet of additional space at the airport for administrative offices and pilot training and owns a 375,000 square foot maintenance and technical support facility that includes four hangar bays, hangar shops, two flight simulator bays, and warehouse and commissary facilities.

            In Las Vegas, AWA leases approximately 79,000 square feet of space at McCarran International Airport, which includes seven gates and adjoining holding room areas. At its Columbus mini-hub, AWA leases 30,000 square feet and seven gates. Pursuant to AWA's alliance agreement with Continental, certain of the station operations for both carriers have been consolidated in an effort to reduce operating expenses.

            Space for ticket counters, gates and back offices has also been obtained at each of the other airports served by AWA, either by lease from the airport operator or by sublease from another airline.

            The Company owns the 68,000 square foot America West Corporate Center at 222 S. Mill Avenue in Tempe, Arizona. The Company currently leases approximately 389,000 square feet of general office and other space in Phoenix and Tempe, Arizona.

GOVERNMENT REGULATIONS

            NOISE ABATEMENT AND OTHER RESTRICTIONS

            The Airport Noise and Capacity Act of 1990 provides, with certain exceptions, that after December 31, 1999, no person may operate certain large civilian turbo-jet aircraft in the United States that do not comply with Stage III noise levels, which is the Federal Aviation Administration ("FAA") designation for the quietest commercial jets. These regulations require carriers to gradually phase out their noisier jets, either replacing them with quieter Stage III jets or equipping them with hush kits to comply with noise abatement regulations, over a five-year period commencing December 31, 1994. At December 31, 1996, AWA's fleet consisted of 101 aircraft, all of which meet Stage III noise reduction requirements except for 21 aircraft that meet the FAA's Stage II (but not Stage III) noise reduction requirements. The aircraft that do not meet the Stage III standards must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding these aircraft and expects to decide whether to install hush kits on those aircraft or replace them with Stage III aircraft during 1997.

            Numerous airports served by AWA, including those at Boston, Denver, Los Angeles, Minneapolis-St. Paul, New York City, San Diego, San Francisco, San Jose, Orange County, Washington, D.C., Burbank and Long Beach have imposed restrictions such as curfews, limits on aircraft noise levels, mandatory flight paths, runway restrictions and limits on number of average daily departures, which limit the ability of air carriers to provide service to or increase service at such airports. AWA's Boeing 757-200s, Boeing 737-300s and Airbus A320s all comply with the current noise abatement requirements of the airports listed above.

            FUEL TAX INCREASES

            In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. Initially, commercial aviation fuel was exempt from this tax; however, the exemption expired on September 30, 1995 and the Company began paying such tax on October 1, 1995. The expiration of such exemption increased the Company's annual operating expenses by approximately $15.1 million for 1996.

            EXCISE TAXES

            Effective March 7, 1997, the federal air transportation excise taxes (the 10% ticket tax based on the price of the ticket, the 6.25% air cargo tax based on freight charges and the $6.00 per passenger international departure tax), which had been effective from August 27, 1996 but had expired on December 31, 1996, were reinstated for the period ending September 30, 1997. As a result of competitive pressure, AWA and other airlines have been limited in their abilities to pass on the cost of the excise taxes to passengers through fare increases.

            PASSENGER FACILITY CHARGES

            During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the Department of Transportation ("DOT"), to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $3.00 per enplanement, and to no more than $12.00 per round trip. As a result of competitive pressure, the Company and other airlines have been limited in their abilities to pass on the cost of the PFCs to passengers through fare increases.

            AGING AIRCRAFT MAINTENANCE

            The FAA issued several Airworthiness Directives ("ADs") in 1990 mandating changes to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation's aircraft fleet remains airworthy. The FAA requires that these aircraft undergo extensive structural modifications. These modifications are required upon the accumulation of 20 years time in service, prior to the accumulation of a designated number of flight cycles or prior to 1994 deadlines established by the various ADs, whichever occurs later. Four of AWA's aircraft are currently affected by these aging aircraft ADs and are in compliance with such ADs. AWA constantly monitors its fleet of aircraft to ensure safety levels which meet or exceed those mandated by the FAA or the DOT.

            FAA FUNDING

            Congress recently enacted the FAA Reauthorization Act of 1996, which established a 21 member National Aviation Civilian Review Commission (the "Review Commission"). The Review Commission, with the assistance of the DOT, will conduct an independent study of FAA funding requirements through the year 2002, and develop a cost allocation model for distribution of the cost of using the United States aviation system to each segment of the system. The Review Commission will also analyze funding and propose alternatives to the excise taxes (primarily the 10% ticket tax) which currently fund the FAA. The excise taxes had expired December 31, 1996 but were reinstated effective March 7, 1997 for the period through September 30, 1997. The report of the Review Commission is scheduled to be released on September 30, 1997.

            The Company cannot forecast the results of the Review Commission's activities or what proposals the Review Commission will make but no change in the funding mechanism is expected to be enacted prior to the completion of the Review Commission's activities. Implementation of these proposals could significantly increase the cost of airline operations and could have a material adverse impact on the Company's operating results.

            AIRCRAFT MAINTENANCE AND OPERATIONS

            AWA is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires AWA to obtain operating, airworthiness and other certificates which are subject to suspension or revocation for cause. In addition, a combination of FAA and Occupational Safety and Health Administration regulations on both federal and state levels apply to all of AWA's ground-based operations. AWA is also subject to the jurisdiction of the Department of Defense with respect to its voluntary participation in their Commercial Passenger Airlift program administered by the Air Force's Air Mobility Command. The carrier recently successfully underwent its biannual capability survey and has been approved for continued use by the military.

            ADDITIONAL SECURITY AND SAFETY MEASURES

            The President's Commission on Aviation Safety and Security (the "Aviation Safety Commission") and the U.S. Congress have recently adopted increased safety and security measures designed to increase airline passenger security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased security measures include increased passenger profiling, enhanced pre-board screening of passengers and carry-on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background and FBI fingerprint checks for selected airport employees, significantly expanded use of bomb-sniffing dogs, certification of screening companies and aggressive testing of existing security systems.

            The Aviation Safety Commission issued a final report on February 12, 1997 which reaffirms its earlier recommendations, including feasibility analyses of the deployment and use of positive bag match systems, enhanced passenger profiling procedures and advanced cockpit voice and flight data recorders. The final report makes additional recommendations for certain safety and security measures to be implemented by December 31, 1997, including the installation of new ground proximity warning systems on all commercial aircraft, expansion of aging aircraft inspections to include non-structural components, development of objective methods for carriers to monitor and improve their own level of safety, and implementation of positive bag match based on passenger profiling.

            Future decisions which place increased security and safety requirements on the airline industry could be significant. The Company cannot forecast, based upon the final report of the Aviation Safety Commission, what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements, although such costs and revenue impact could be significant.

            SLOT RESTRICTIONS

            At New York City's John F. Kennedy Airport and LaGuardia Airport, Chicago's O'Hare International Airport and Washington's National Airport, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including AWA, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for nonuse and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot which would revert to the FAA and be reassigned through a lottery arrangement.

            AWA currently utilizes two slots at New York City's Kennedy Airport, four slots at New York City's LaGuardia Airport, four slots at Chicago's O'Hare International Airport and six slots at Washington's National Airport. Four of the slots at Washington's National airport are subject to expiration in December 1997, and AWA intends to file a timely application for renewal. Approval of such application is discretionary with the FAA. The utilization rates by AWA of all the foregoing slots ranged from 94% to 99% in 1996.

            ENVIRONMENTAL MATTERS

            The Company is subject to regulation under major environmental laws administered by federal, state and local agencies, including laws governing air, water and waste discharge activities. While the Company strives to comply with environmental laws and regulations, the Company has incurred and may incur costs to comply with applicable environmental laws, including soil and groundwater cleanup and other related response costs. The Company believes, however, that under current environmental laws and regulations these costs would not have a material adverse effect on the Company's financial condition.

            The Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as Superfund, and comparable state laws impose liability without regard to fault on certain classes of persons that may have contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility and persons that disposed or arranged for the disposal of hazardous substances. Many airports in the United States, including Phoenix Sky Harbor International Airport, are the subject of Superfund investigations or state implemented groundwater investigations. Although AWA occupies facilities at some of these affected airports, the Company does not believe that its operations have been included within the ambit of any of these investigations.

            The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and the Company expects that the costs of compliance will continue to increase.

RISK FACTORS

            COMPETITIVE INDUSTRY CONDITIONS

            The airline industry is highly competitive and industry earnings are volatile. From 1990 to 1992, the airline industry experienced unprecedented losses due to high fuel costs, general economic conditions, intense price competition and other factors. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services. The airline industry is susceptible to price discounting, which involves the offering of discount or promotional fares to passengers. Any such fares offered by one airline are normally matched by competing airlines, which may result in lower industry yields without a corresponding increase in traffic levels.

            Most of AWA's markets are highly competitive and are served by larger carriers with substantially greater financial resources than the Company. A number of the Company's larger competitors have proprietary reservation systems providing them with certain competitive advantages. Also, in recent years several new carriers have entered the industry, typically with low cost structures. In some cases, new entrants have initiated or triggered further price discounting. The entry of additional new carriers on many of AWA's routes, as well as increased competition from or the introduction of new services by established carriers, could negatively impact the Company's results of operations.

            In addition, the introduction of broadly available, deeply discounted fares by a U.S. airline would result in lower yields for the entire industry and could have a material adverse effect on the Company's operating results.

            LEVERAGE; FUTURE CAPITAL REQUIREMENTS

            At December 31, 1996, the Company had $376.4 million of long-term indebtedness (including current maturities). The Company does not have available lines of credit or significant unencumbered assets and thus may be less able than certain of its competitors to withstand adverse industry conditions or a prolonged economic recession. In addition, at December 31, 1996, AWA had firm commitments for a total of 17 Airbus A320-200 aircraft for delivery beginning in 1999. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% annual price escalation, the Company estimates such aggregate net cost to be approximately $850 million. The Company has arranged for financing for up to one-half of the commitment relating to such aircraft and will require substantial capital from external sources to meet its remaining financial commitment. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on acceptable terms. The Company is presently negotiating to expand that arrangement from 17 to 22 firm orders for new aircraft, obtain financing support for 16 of the 22 firm orders and improve financing terms and conditions under which aircraft would be purchased. See Item 7.--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

            LABOR RELATIONS

            There have been numerous attempts by unions to organize the employees of the Company, and the Company expects such organization efforts to continue in the future. Several groups of the Company's employees have selected their respective collective bargaining representatives and negotiations are in progress. The Company cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on the Company's operations or financial condition. See "Item 1. --Business--Labor Relations."

            CONCENTRATION OF VOTING POWER, INFLUENCE OF CERTAIN PRINCIPAL STOCKHOLDERS

            TPG Partners, L.P. ("TPG") (together with its affiliates TPG Parallel I, L.P. ("TPG Parallel") and Air Partners II, L.P. ("Air Partners")), Continental and Mesa collectively control approximately 60.7% of the total voting power of the Company and are subject to the terms of a Stockholders' Agreement which provides for certain voting restrictions until the first annual meeting of stockholders after August 25, 1997. As a result, these stockholders are able to elect a majority of their designees to the Board of Directors and otherwise control the Company. Mesa and Continental are engaged in the airline industry and are parties to alliance agreements with AWA. Each of TPG, TPG Parallel and Air Partners are controlled by TPG Advisors, Inc., a Delaware corporation, whose executive officers and directors, through their positions in Air Partners, L.P., a significant shareholder of Continental, may be deemed to own beneficially a significant percentage of Continental's common stock. Also, Larry L. Risley, a director of the Company, is the chairman and chief executive officer of Mesa. There can be no assurance that the controlling stockholders identified above will not seek to influence the Company in a manner that would favor their own personal interests over the interests of the Company. See "Item 12.--Security Ownership of Certain Beneficial Owners and Management."

            AIRCRAFT FUEL

            Aircraft fuel costs constitute approximately 14% of the Company's total operating expenses during 1996. At current consumption levels, a one cent per gallon change in the price of jet fuel would affect the Company's annual operating results by approximately $3.5 million. Accordingly, a substantial increase in the price of jet fuel or the lack of adequate fuel supplies in the future would have an adverse effect on the Company's operating results. The Company's performance during 1996 was adversely affected by the price of jet fuel. The average price of jet fuel purchased by AWA during 1996 was 66.49 cents per gallon or 19.1% higher than the average price paid by AWA in 1995. Those price increases were largely responsible for AWA's 1996 jet fuel expense exceeding that incurred in 1995 by $59.3 million or 34.1%. See "Item 7.--Management's Discussion and Analysis of Operating Results and Financial Condition."

            AWA purchases its fuel from petroleum refiners and suppliers on standard trade terms under master agreements. Although the Company is currently able to obtain adequate supplies of jet fuel, future supplies and price trends may change as a result of geopolitical developments, regional production patterns, environmental concerns and other unpredictable events.

            In 1996, the Company implemented a fuel hedging program to manage the risk from fluctuating jet fuel prices. The program's objectives are to provide some protection against extreme, upward movements in the price of jet fuel and to protect the Company's ability to meet its annual fuel expense budget. Under the program, the Company may enter into certain cap and swap transactions with approved counterparties for a period not to exceed twelve months. This program will primarily address the Company's exposure associated with its East Coast fuel requirements which correlate well with risk management vehicles having adequate market liquidity.

            Due to the scope and nature of the America West route system, AWA purchases a substantially greater share of jet fuel on the United States West Coast than its larger competitors. West Coast jet fuel prices tend to be more volatile than jet fuel prices in other domestic markets. Further, the propensity of West Coast jet fuel prices to move independently from the other United States jet fuel markets renders many conventional hedging techniques ineffective in managing this portion of AWA's jet fuel price risk.

            FAA FUNDING

            The federal air transportation excise taxes, which expired December 31, 1996, have been reenacted effective March 7, 1997 through September 30, 1997. Such taxes (the 10% ticket tax, the 6.25% air cargo tax and the

$6.00 international departure tax) generate a substantial portion of funding for the FAA. A coalition of the seven largest U.S. airlines is proposing a user fee as a replacement for the excise taxes. A fuel tax is also being considered. The National Aviation Civilian Review Commission will conduct an independent review of possible funding mechanisms to replace the excise taxes and will issue a report in September 1997. Implementation by Congress of a user fee as proposed by the seven airlines which would favor AWA's larger competitors, or other proposals recommended by the Review Commission, could significantly increase the cost of AWA's airline operations, and could have a material adverse impact on the Company's operating results. See "Item 1.--Business--Government Regulations--FAA Funding."

            SECURITY AND SAFETY MEASURES

            Congress recently adopted increased safety and security measures designed to increase airline passenger security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. The Aviation Safety Commission's report recommends the adoption of further measures aimed at improving the safety and security of air travel. The Company cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. See "Item 1.--Business--Government Regulations--Security and Safety Measures."

            OTHER REGULATORY MATTERS

            The FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspections and maintenance procedures to be conducted on older aircraft. At December 31, 1996, 21 of AWA's 101 aircraft did not meet the FAA's Stage III noise reduction requirements and must be retired or significantly modified prior to the year 2000. These modifications may require substantial capital expenditures. See "Item 1.--Business--Government Regulations--Noise Abatement and Other Restrictions" and "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

            The FAA is currently revising procedures for airline surveillance of outsourced maintenance and training. Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. The Company cannot predict what laws and regulations will be adopted or what changes to international air transportation agreements will be effected, if any, or how they will affect AWA. See "Item 1.--Business --Government Regulations."

ITEM 2.   PROPERTIES

            For a description of the Company's properties, see Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

            AWA emerged from bankruptcy on August 25, 1994 after operating as a debtor-in-possession since June 27, 1991, when the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court confirmed the Company's plan of reorganization (the "Reorganization Plan") on August 10, 1994. As contemplated by the Reorganization Plan, certain administrative and priority tax claims remain pending against AWA, which, if ultimately allowed by the Bankruptcy Court, would represent general obligations of AWA. Such claims include claims of various state and local tax authorities, most of which represent pre-bankruptcy tax obligations not paid during the pendency of the bankruptcy proceedings and various other matters. In connection with the state and local tax claims, the Company has reserved certain amounts believed by management to be adequate. At December 31, 1996, approximately 399,000 shares of the Company's Class B Common Stock remained with an escrow agent pending final resolution of claims in connection with the bankruptcy. All other securities issued pursuant to the bankruptcy have been distributed. The Company believes that it will reach final settlement of all remaining unresolved claims such that the remaining approximately 399,000 shares will be distributed during 1997.

            Following the commencement of the Company's bankruptcy proceedings in June 1991, the Securities and Exchange Commission ("Commission") requested information from AWA concerning disclosures made in the Company's annual and quarterly reports filed with the Commission in 1991. This inquiry ultimately led to a settlement with the Commission, pursuant to which the Commission issued an "Order Instituting Proceedings Pursuant to Section 21C of the Exchange Act and Opinion and Order of the Commission" (the "Order") finding AWA's Form 10-K for the year ending December 31, 1990 violated Section 13 (a) of the Exchange Act and Rule 13a-1 thereunder, and that the Company's Form 10-Q for the first quarter of 1991 violated Section 13(a) of the Exchange Act and Rule 13a-13 thereunder, and ordered that AWA cease and desist from violating Section 13(a) of the Exchange Act and Rules l3a-1 and 13a-13 promulgated under the Exchange Act. The Order provided that AWA neither admits nor denies any violation of the securities laws.

            The Company leases six aircraft which may be subject to a claim in an unspecified amount as a result of the Internal Revenue Service potentially disallowing investment tax credits and accelerated depreciation claimed by the lessor of such aircraft. Under the terms of indemnity agreements, if such tax benefits were fully or partially disallowed, AWA's monthly payment obligation under the agreements could be increased by up to approximately $15,000 per aircraft (approximately $1,080,000 per year for all six aircraft) for the period from 1991 to 2013. The payment increase applicable to periods prior to the determination of an indemnity obligation would be payable monthly over a 24-month period, with interest calculated at a specified prime rate. AWA is unable to predict whether the Internal Revenue Service will prevail in matters asserted against the lessor and, consequently, whether AWA will incur any liability in connection with such claims or the amount of any such liability, if incurred. Based on information and relevant documents available to the Company, however, management currently believes that it is unlikely that the disposition of these matters will have a material adverse effect on the Company's financial condition.

            In November 1995, a group of individuals who are current or former employees of Continental, commenced a lawsuit in the Federal District Court for the Western District of Washington against Continental and AWA, alleging that the plaintiffs were wrongfully discharged from their employment. The court has certified a class of approximately 230 plaintiffs. AWA and attorneys for the plaintiffs have agreed to settle all claims against AWA and the terms of that settlement have been submitted for court approval. AWA's obligations under that settlement would be fully covered by insurance.

            Following AWA's outsourcing of its heavy maintenance, on December 27, 1995, the IBT and five individuals commenced a lawsuit against AWA in federal court alleging that the individual plaintiffs had been terminated because they were IBT committee members or open supporters of the union and that AWA wrongfully terminated approximately 378 members of the mechanics and related craft or class in connection with the outsourcing in violation of federal labor laws. In September 1996, the court dismissed the claims of the four discharged mechanics who had signed release agreements and found that the IBT did not have standing in its own behalf to pursue a claim under the Railway Labor Act ("RLA"). Later that month, the IBT filed a second supplemental amended complaint seeking to assert claims under the RLA on behalf of the current mechanics and the discharged mechanics who did not sign releases. The main relief requested by the IBT is an injunction requiring AWA to discontinue the subcontracting of heavy maintenance, and an order of reinstatement for the discharged mechanics who did not release their claims. The remaining plaintiff asserted an Arizona wrongful discharge claim and sought punitive damages. The court's decision on AWA's motion to dismiss the plaintiffs' second supplemental amended complaint is pending.

            AWA is a named defendant in a number of additional lawsuits and proceedings arising in the ordinary course of business. While the outcome of the contingencies, lawsuits or other proceedings against AWA cannot be predicted with certainty, management currently expects that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial results and operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

EXECUTIVE OFFICERS OF THE REGISTRANT

            Set forth below is information respecting the names, ages, positions and offices with the Company of the executive officers of the Company.

WILLIAM A. FRANKE -- AGE 59. Chairman of the Board and Chief Executive Officer of Holdings; Chairman of the Board of AWA (Executive Committee). Mr. Franke was named Chairman of the Board of Directors of AWA in September 1992. From January 1, 1994 to February 4, 1997, Mr. Franke served as AWA's Chief Executive Officer and from May 23, 1996 to February 4, 1997 he served as AWA's
President. In addition to his responsibilities at the Company, Mr. Franke serves as president of Franke & Company, Inc., a financial services company he has owned since May 1987. Mr. Franke serves as a director of Phelps Dodge Corp., Central Newspapers Inc., the Air Transport Association of America, Beringer Wine Estates, Inc. and Mtel Latin America, Inc. Mr. Franke serves as a Director and Chairman of the Board of Airplanes Limited and a controlling trustee and chairman of Airplanes U.S. Trust, entities involved in aircraft financing and leasing. Mr. Franke also serves as a managing partner of Newbridge Latin America L.P., an investment fund controlled by TPG.

RICHARD R. GOODMANSON -- AGE 49. President and Director of Holdings; President, Chief Executive Officer and Director of AWA. Mr. Goodmanson joined the Company in June 1996 and became a member of AWA Board of Directors effective on October 15, 1996. On February 4, 1997, Mr. Goodmanson was elected President of Holdings and President and Chief Executive Officer of AWA. From 1992 until 1996, Mr. Goodmanson served as Senior Vice President of Operations at Frito-Lay, Inc. From 1980 until 1992, Mr. Goodmanson served as a principal at the consulting firm of McKinsey and Company, Inc.

RONALD A. ARAMINI -- AGE 51. Senior Vice President -- Operations of AWA. Mr. Aramini joined the Company in September 1996. From October 1993 until September 1996, Mr. Aramini served as President and Chief Executive Officer of Allegheny Airlines, a Pennsylvania-based regional airline subsidiary of US Air Group, Inc. Before that, he served for three years at Air Wisconsin, including in positions as Vice President -- Operations, Senior Vice President -- Operations, and President and Chief Operating Officer. Prior to his position at Air Wisconsin, Mr. Aramini served in various positions at Continental.

JOHN R. GAREL -- AGE 38. Senior Vice President -- Marketing and Sales of AWA. Mr. Garel joined the Company in April 1995. From 1993 until early 1995, Mr. Garel was the Chief Executive Officer of Cadmus Journal Services, a division of Cadmus Communications. From 1990 until 1992, Mr. Garel served as Vice President, Financial Planning and Analysis of Northwest Airlines and, thereafter, as Vice President, Market Development and Area Marketing. Prior to that, Mr. Garel worked for American Airlines in several management capacities.

STEPHEN L. JOHNSON -- AGE 40. Senior Vice President -- Legal Affairs of AWA and Holdings. Mr. Johnson joined the Company in February 1995. From 1993 to 1994, Mr. Johnson served as Senior Vice President and General Counsel to GE Capital Aviation Services Limited. From 1989 to 1993 Mr. Johnson was employed by GPA from 1989 to 1991 as Vice President and Senior Counsel and from 1991 to 1993 as Senior Vice President and General Counsel to GPA's Leasing Division. Prior to joining GPA, Mr. Johnson was engaged in the private practice of law.

W. DOUGLAS PARKER -- AGE 35. Senior Vice President and Chief Financial Officer of AWA and Holdings. Mr. Parker joined the Company in June 1995. From 1991 through June of 1995, Mr. Parker worked in various capacities at Northwest Airlines, including positions as Vice President -- Assistant Treasurer and Vice President -- Financial Planning and Analysis. From 1986 through 1991, Mr. Parker served in various financial management positions at American Airlines.

MICHAEL A. VESCUSO -- AGE 51. Senior Vice President -- Human Resources of AWA. Mr. Vescuso joined the Company in September 1994. From 1992 to 1994, Mr. Vescuso worked as an organizational and management development consultant. From 1990 to 1992 he was the Director, Organization and Development of Frito-Lay, Inc. From 1978 to 1990, he held several senior management positions at HBJ, Inc., including the position of human resources officer. Mr. Vescuso has announced his intention to retire from the Company upon the naming of his successor.

MICHAEL R. CARREON -- AGE 43. Vice President and Controller of AWA. Mr. Carreon joined the Company in December 1994 as Senior Director -- Corporate Audit. On January 1, 1996, he was appointed Vice President and Controller. From 1986 to 1994, Mr. Carreon held accounting and audit-related management positions at United Airlines. Prior to that, he served for five years in the Audit Services Practice of Arthur Andersen & Co. in Chicago.

C. A. HOWLETT -- AGE 53. Vice President -- Public Affairs of AWA and Holdings. Mr. Howlett joined the Company in January 1995. Prior to such time, Mr. Howlett maintained a government relations practice as a principal at the law firm of Lewis and Roca in Phoenix. Mr. Howlett's prior work experience included senior positions with Salt River Project, the City of Phoenix and The White House where he served as special assistant to President Ronald Reagan for intergovernmental affairs.

                                     PART II

   ITEM 5.       MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

                 Effective midnight December 31, 1996, AWA became a direct wholly owned subsidiary of Holdings. Each share of Class A Common Stock of AWA was exchanged for one share of Class A Common Stock of Holdings and each share of Class B Common Stock of AWA was exchanged for one share of Class B Common Stock of Holdings. As a result, Holdings became the successor issuer to AWA of the Class A and Class B Common Stock. Also, each Warrant, which previously entitled holders to purchase from AWA one share of Class B Common Stock of AWA, now entitles the holders to purchase from AWA one share of Class B Common Stock of Holdings. The Class A Common Stock of Holdings, par value $.01 per share (the "Class A Common Stock"), is not publicly traded. The Class B Common Stock, par value $.01 per share (the "Class B Common Stock") and AWA's Warrants to purchase Class B Common Stock (the "Warrants") have been traded on the New York Stock Exchange ("NYSE") under the symbol "AWA" and "AWAws," respectively, since August 26, 1994.

                 The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock and the Warrants as reported on the New York Stock Exchange.


                                                        CLASS B
                                                     COMMON STOCK                          WARRANTS
                                                     ------------                          --------
                                                  HIGH           LOW                HIGH               LOW
                                                  ----           ---                ----               ---
   Year Ended December 31, 1995
    First Quarter............................   $ 9 1/8       $ 6 3/8             $ 3 5/8             $1 3/4
    Second Quarter...........................    12 5/8         8 1/2               5 1/8              2 3/4
    Third Quarter............................    16 1/2        11 3/4               6 7/8              4 3/8
    Fourth Quarter...........................    19            12 5/8               8 3/4              4 3/4

   Year Ended December 31, 1996
    First Quarter............................    22 1/4        15 1/2              11 7/8              6 3/8
    Second Quarter...........................    23 3/4        18 3/4              13 7/8              9 3/8
    Third Quarter............................    21 7/8        10 7/8              11 5/8              4 3/4
    Fourth Quarter...........................    16 3/8        11                   8 1/8              5


                 As of December 31, 1996, there were five record holders of Class A Common Stock, approximately 12,992 record holders of Class B Common Stock and approximately 12,088 record holders of Warrants.

                 The Company has not paid cash dividends in any of the last two fiscal years and does not anticipate paying cash dividends in the foreseeable future. The Company expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Certain debt instruments of the Company restrict the Company's ability to pay cash dividends on the Common Stock and make certain other restricted payments (as defined therein). Under these restrictions, as of December 31, 1996, the Company's ability to pay dividends, together with any other restricted payments, would be limited to an aggregate of $68.2 million. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 1996 and 1995, the period August 26 through December 31, 1994, and the period January 1 through August 25, 1994 and each of the years in the two year period ended December 31, 1993 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected consolidated data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the independent auditors' report. The independent auditors' report as of and for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994 contains an explanatory paragraph that states the consolidated financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.


                                                  REORGANIZED COMPANY            |              PREDECESSOR COMPANY (a)
                                      ------------------------------------------ |   -------------------------------------------
                                                                   AUGUST 26 TO  |   JANUARY 1 TO
                                         YEAR ENDED DECEMBER 31,   DECEMBER 31,  |     AUGUST 25,      YEAR ENDED DECEMBER 31,
                                         1996           1995          1994       |       1994          1993              1992
                                      -----------   -----------    ------------  |   ------------   -----------      -----------
                                                            (IN THOUSANDS EXCEPT | PER SHARE AMOUNTS)
                                                                                 |
CONSOLIDATED STATEMENTS OF                                                       |
   OPERATIONS DATA:                                                              |
Operating revenues .................  $ 1,739,526   $ 1,550,642   $   469,766    |  $   939,028      $ 1,325,364      $ 1,294,140
Operating expenses .................    1,670,860     1,395,910       430,895    |      831,522        1,204,310        1,368,952
Operating income (loss) ............       68,666       154,732        38,871    |      107,506          121,054          (74,812)
Income (loss) before income taxes                                                |
   and extraordinary items .........       34,493       108,378        19,736    |     (201,209)          37,924         (131,761)
Income taxes .......................       24,883        53,608        11,890    |        2,059              759               --
Income (loss) before                                                             |
   extraordinary items .............        9,610        54,770         7,846    |     (203,268)          37,165         (131,761)
Extraordinary gain (loss) (b) ......       (1,105)         (984)           --    |      257,660               --               --
Net income (loss) ..................        8,505        53,786         7,846    |       54,392           37,165         (131,761)
Earnings (loss) per share: (c)                                                   |
   Primary:                                                                      |
       Before extraordinary items ..          .21          1.18           .17    |        (7.03)            1.50            (5.58)
       Extraordinary gain (loss) (b)         (.02)         (.02)           --    |         9.02               --               --
                                      -----------   -----------   -----------    |  -----------      -----------      -----------
       Net income (loss) ...........          .19          1.16           .17    |         1.99             1.50            (5.58)
   Fully diluted:                                                                |
       Before extraordinary items ..          .20          1.17           .17    |        (4.96)            1.04            (5.58)
       Extraordinary gain (loss) (b)         (.02)         (.02)           --    |         6.37               --               --
                                      -----------   -----------   -----------    |  -----------      -----------      -----------
       Net income (loss) ...........          .18          1.15           .17    |         1.41             1.04            (5.58)
Shares used for computation                                                      |
   Primary .........................       47,635        47,666        45,127    |       28,550           27,525           23,914
   Fully diluted ...................       47,945        47,666        45,127    |       40,452           41,509           23,914
CONSOLIDATED BALANCE SHEET DATA                                                  |
   (AT END OF PERIOD):                                                           |
Total assets .......................  $ 1,597,650   $ 1,588,709   $ 1,545,092    |  $        --      $ 1,016,743      $ 1,036,441
Long-term debt, less current                                                     |
   maturities (d) ..................      330,148       373,964       465,598    |           --          620,992          647,015
Total stockholders' equity                                                       |
   (deficiency) ....................      622,753       649,472       595,446    |           --         (254,262)        (294,613)

---------------

(a) Includes net expense incurred by the Predecessor Company in connection with its reorganization of $273.7 million for the period January 1 through August 25, 1994 and $25.0 million, and $16.2 million for the years ended December 31, 1993 and 1992, respectively.

(b) Includes (i) an extraordinary loss of $1.1 million in 1996 resulting from the partial prepayment of its 10 3/4% Unsecured Notes; (ii) an extraordinary loss of $984,000 in 1995 resulting from the exchange of debt by the Company; and (iii) an extraordinary gain of $257.7 million in 1994 resulting from the discharge of indebtedness pursuant to the consummation of the Plan of Reorganization.

(c) Historical per share data for the Predecessor Company are not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of August 25, 1994.

(d) Includes certain balances reported as Estimated liabilities subject to Chapter 11 proceedings for the Predecessor Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings became the holding company for AWA effective midnight, December 31, 1996. Holdings' primary business activity is ownership of all the capital stock of AWA. Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the consolidated financial statements of Holdings presented in Item 8A. Financial statements for AWA, Holdings' wholly owned subsidiary, are presented in Item 8B.

1996 IN REVIEW

         In 1996, AWA had net income of $8.5 million, or $0.18 per share fully diluted. The 1996 earnings included a $65.1 million pretax nonrecurring special charge resulting from the Company's decisions to order certain new aircraft and cancel a prior order, and to make certain other related adjustments (See Note 13, "Restructuring and Other Nonrecurring Special Charges" in Notes to Consolidated Financial Statements). Excluding this charge, net income for the year was $48.7 million, or $1.02 per share fully diluted. Excluding the special charge, these results reflected one of the best years in the airline's history. Another measure the Company uses to evaluate its financial performance is EBITDAR (operating income before depreciation, amortization, rent and nonrecurring charges). The Company's EBITDAR margin for 1996 was 28.3% which the Company believes was the highest EBITDAR margin among the major U.S. airlines.

         For the first six months of 1996, AWA posted record results. Net income before extraordinary item for that period was $43.2 million, an increase of 65.8% over the first half of 1995. Revenues rose to $877.1 million, due in part to the growth plan announced in September 1995, which increased capacity by 8.6%, a 13.8% increase in passenger traffic and solid passenger revenue yields. Higher year-over-year operating costs, primarily from higher fuel and passenger traffic related expenses, were more than offset by the favorable revenue performance.

         In the third quarter, the Company experienced a setback in the 1996 trend of record results with a net loss of $45.7 million, which included the $65.1 million nonrecurring special charge discussed above. The decline in earnings resulted from a number of factors, including the $65.1 million charge, lower yields caused by untimely revenue decisions made in June and July 1996, high jet fuel prices and operating dependability difficulties encountered during the summer of 1996. The Company took action to address these problems as follows:

Revenue Management

         - Established a full time revenue recovery team led by senior management, to review and address the problems that led to poor revenue management decisions.
                                                       -20-

         - Increased staffing of and upgraded the revenue management team.

         - Conducted a market-by-market review and addressed pricing/yield issues.

         - Implemented policies and procedures to enhance controls over the revenue management process.

         -        Committed to $7.3 million in new revenue management systems.

Fuel Cost

         - Established a hedging program to manage the Company's exposure to fluctuating fuel prices.

Operations

         - Initiated Get The Product Right...Together, a comprehensive program designed to improve operational and customer service performance, including increasing the airline's maintenance workforce, adding two additional overnight maintenance stations and increasing reservations staffing and technology.

         - Implemented a structured "work out process" whereby teams of front-line employees develop solutions to operational problems.

         -        Authorized the acquisition of an additional spare aircraft.

         The fourth quarter of 1996 saw a return to record profitability with pretax earnings of $16.8 million. Net income for the quarter was $12.1 million. Bolstered by a record 69.1% load factor, revenues for the fourth quarter were a record $439.9 million, an 11% improvement over 1995. Operating cost per available seat mile ("CASM") (excluding special charges) decreased 2.6% from
7.38 cents per ASM in the fourth quarter of 1995 to 7.19 cents per ASM in the 1996 quarter, despite a 23.1% increase in the average price of fuel consumed. Operational reliability also showed marked improvement as the percentage of scheduled aircraft miles completed averaged more than 98% in the 1996 fourth quarter as compared to a low of 96% in the third quarter of 1996.

SELECTED OPERATING DATA

         The table below sets forth selected operating data for the Company. The data for the year ended December 31, 1994 is shown on a combined basis.


                                                                            YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------
                                                                                 COMBINED       PERCENT        PERCENT
                                                                                  BASIS         CHANGE         CHANGE
                                                         1996         1995         1994        1996-1995      1995-1994
                                                         ----         ----         ----        ---------      ---------
Available seat miles (in millions).................     21,625       19,421       18,060         11.3            7.5
Revenue passenger miles (in millions)..............     15,321       13,313       12,233         15.1            8.8
Load factor (percent)..............................       70.9         68.5         67.7          3.5            1.2
Yield per revenue passenger mile (cents)...........      10.69        10.91        10.79         (2.0)           1.1
Revenue per available seat mile:
     Passenger (cents).............................       7.57         7.48         7.31          1.2            2.3
     Total (cents).................................       8.04         7.98         7.80           .8            2.3
Passenger enplanements (in thousands)..............     18,178       16,848       15,669          7.9            7.5
Average stage length (miles).......................        732          686          676          6.7            1.5
Average passenger journey (miles)..................      1,042          986          979          5.7             .7
Average daily aircraft utilization (hours).........       11.8         11.4         11.2          3.5            1.8
Aircraft (end of period)...........................        101           93           87          8.6            6.9
Full-time equivalent employees
     (end of period)...............................      9,652        8,712       10,715         10.8          (18.7)
Fuel price (cents per gallon)......................      66.49        55.82        54.89         19.1            1.7
Fuel consumption (gallons in millions).............        351          312          289         12.5            8.0

         The table below sets forth the major components of operating expense per ASM for the Company for the applicable periods. The data for the year ended December 31, 1994 is shown on a combined basis for the Reorganized and Predecessor Company. (See Note 1, "Summary of Significant Accounting Policies--(a) Basis of Presentation" in Notes to Consolidated Financial Statements).


                                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                                                 COMBINED       PERCENT       PERCENT
                                                                                  BASIS         CHANGE         CHANGE
                                                         1996         1995         1994        1996-1995     1995-1994
                                                         ----         ----         ----        ---------     ---------
                                                                   (IN CENTS)
Salaries and related costs.........................     1.78          1.97         1.83          (9.6)           7.7
Aircraft rents.....................................      .94           .89          .89           5.6              -
Other rents and landing fees.......................      .52           .56          .58          (7.1)          (3.4)
Aircraft fuels.....................................     1.08           .90          .88          20.0            2.3
Agency commissions.................................      .62           .64          .64          (3.1)             -
Aircraft maintenance materials and repairs.........      .58           .34          .25          70.6           36.0
Depreciation and amortization......................      .24           .25          .40          (4.0)         (37.5)
Amortization of reorganization value in excess of
   amounts applicable to identifiable assets.......      .12           .17          .07         (29.4)            nm
Restructuring and other nonrecurring
   special charges.................................      .30           .05            -            nm             nm
Other..............................................     1.55          1.42         1.45           9.2           (2.1)
                                                     -------      --------     --------
                                                        7.73          7.19         6.99           7.5            2.9
                                                     =======      ========     ========

nm - not meaningful

RESULTS OF OPERATIONS

         The Company's operating results are significantly affected by general economic conditions as well as competitive factors, jet fuel price levels, government regulations, taxes on jet fuel and taxes specific to the air transport industry and other conditions affecting the airline industry. In recent periods, airlines have achieved generally improved operating results as a result of more favorable economic conditions and as a result of focusing on their areas of relative strength, eliminating service to under-performing markets and rationalizing operations, route systems and pricing strategies.

         Due to the greater demand for air travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. Other factors that are not necessarily seasonal also significantly affect results, including the extent and nature of price and other competition from other airlines, changing levels of operations, international events, fuel prices and general economic conditions.

         The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the years ended December 31, 1996 and 1995, and the combined periods from January 1 through August 25, 1994, when the Company completed its reorganization and emerged from bankruptcy protection, and August 26 through December 31, 1994. The Company's results of operations for the periods subsequent to August 25, 1994 have not been prepared on a basis of accounting consistent with its results of operations for periods prior to August 26, 1994 due to the implementation of fresh start reporting upon AWA's emergence from bankruptcy.

IMPACT OF FRESH START REPORTING

         In connection with its emergence from bankruptcy in August 1994, the Company adopted fresh start reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Fresh start reporting significantly affects the Company's consolidated statements of income including the financial statement accounting for income taxes. However, actual cash flows, including cash taxes payable do not materially change as a result of fresh start reporting.

         Under fresh start reporting, the reorganization value of the Company has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets." Certain fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, have had and will have a significant effect on the Company's consolidated statements of income. The more significant adjustments relate to (i) reduced rent expense due to the revaluation of aircraft leases to market rates, (ii) reduced maintenance expense due to the write-off of previously capitalized overhauls, (iii) reduced depreciation expense on property and equipment due to the revaluation of such assets to fair value, (iv) the addition of amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets, (v) increased interest expense due to the re-valuation of aircraft leases to market rates, and (vi) increased income tax expense principally because the amortization of excess reorganization value is not deductible for income tax purposes giving rise to an effective tax rate for financial reporting purposes that is significantly greater than the current U.S. corporate statutory rate of 35%.

     1996 COMPARED WITH 1995

         In 1996, the Company realized net income of $8.5 million which included a pretax, nonrecurring special charge of $65.1 million (See Note 13, "Restructuring and Other Nonrecurring Special Charges" in Notes to Consolidated Financial Statements). Excluding the nonrecurring special charge, the Company recorded net income of $48.7 million. Comparative amounts for 1995 were net income of $60.3 million (excluding a $10.5 million restructuring charge), and income tax expense for financial reporting purposes of $53.6 million.

         The decline in pretax income (excluding the nonrecurring special charge and before extraordinary item) for the 1996 period resulted from untimely revenue decisions made in June and July of 1996, high jet fuel prices and operating dependability difficulties encountered during the summer of 1996. Industry capacity increases into Las Vegas and aggressive fare sale activity also adversely impacted 1996.

         Total operating revenues were $1.7 billion in 1996 compared to $1.6 billion in 1995. Passenger revenues for 1996 were $1.6 billion, an increase of 12.8% over the prior year. Cargo and other revenues increased 3.4% to $101.8 million in 1996. Other revenues consist primarily of alcoholic beverage sales, contract service sales and service charges.

         Capacity, as measured by ASMs, increased 11.3% in 1996 compared to 1995 as the Company completed the first year of a two-year strategic growth plan. Revenue passenger miles increased 15.1% in 1996. Load factor for the 1996 period increased by 3.5% (2.4 points) to a Company record of 70.9%, despite the 11.3% capacity increase. Revenue per passenger mile (yield) decreased 2.0%, and revenue per available seat mile ("RASM") increased by 1.2%, in 1996 from 1995.

         CASM increased to 7.73 cents in 1996 from 7.19 cents in 1995 primarily due to a nonrecurring special charge of $65.1 million and increases in jet fuel prices. Excluding the nonrecurring special charge, and jet fuel and related taxes, CASM increased year-over-year only 1.0% to 6.24 cents in 1996. The changes in the components of operating expense per available seat mile (excluding the nonrecurring special charge) are explained as follows:

         - The 9.6% decrease in salaries and related costs per ASM was primarily related to the $12.1 million reduction in salaries related to the Company's outsourcing of its heavy aircraft maintenance in December 1995 and a reduction in AWArd Pay and incentive pay due to the Company's decline in income. In addition, the Company continued to improve productivity as full-time equivalent head count increased 10.8% versus an 11.3% increase in ASMs.

         - Aircraft rents per ASM increased 5.6% primarily due to a net addition of eight leased aircraft to the fleet during 1996.

         - Rentals and landing fees per ASM decreased primarily due to the 11.3% increase in ASMs.


         - The average price per gallon of aircraft fuel increased 19.1% to 66.49 cents in 1996 from 55.82 cents in 1995. This increase in fuel price increased 1996 operating expense by approximately $37.5 million.

         - Aircraft maintenance materials and repairs expense per ASM increased 70.6% due primarily to an increase in capitalized maintenance which increased capitalized maintenance amortization expense by $27.7 million in 1996 when compared with 1995. The unamortized balance of capitalized maintenance grew to $102.5 million at December 31, 1996, an increase of $47.5 million from December 31, 1995. In addition, maintenance expense per ASM increased further in the 1996 period due to the classification for accounting purposes of fees paid to outside vendors to complete aircraft maintenance following the outsourcing of that work in late 1995. This increase in maintenance expense was substantially offset by a reduction in maintenance payroll expense as discussed above.

         - Amortization of reorganization value in excess of identifiable assets expense per ASM decreased 29.4% primarily due to the reduction in the unamortized balance of excess reorganization value as the result of (i) utilization of tax attributes of the pre-reorganization Company, including net operating loss carryforwards, such reduction amounting to $16.7 million in 1996 and $50 million in 1995, and (ii) recognition of a deferred tax asset of $74.7 million in 1995.

         - Other operating expenses per ASM increased 9.2% primarily due to the 4.3 cents per gallon federal fuel tax for which the Company became liable commencing October 1, 1995, an increase in interrupted trip expense due to the operating dependability difficulties discussed above, and an increase in passenger traffic related costs.

         - Contributing to the increase in operating cost per ASM was the effect of the first class installation program that was completed in late 1995 and reduced 1996 ASMs by 2.6% but had no significant effect on operating costs.

         Net nonoperating expenses decreased $12.2 million to $34.2 million in 1996 from $46.4 million in 1995 due primarily to a net decrease in interest expense resulting from reduced levels of debt and lower interest rates.

         Income tax expense for financial reporting purposes in 1996 decreased to $24.9 million from $53.6 million in 1995 due principally to lower pretax income.

         The Company incurred extraordinary charges in 1996 and 1995 of $1.1 million and $984,000, respectively, for the partial prepayment of its 10 3/4% Unsecured Notes. These amounts were net of income tax benefit of $918,000 and $984,000, respectively.

     YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE COMBINED PERIODS FROM AUGUST 26, 1994 THROUGH DECEMBER 31, 1994 AND JANUARY 1, 1994 THROUGH AUGUST 25, 1994

         For the periods ended December 31, 1995 and 1994, the Company realized net income of $53.8 million and a combined $62.2 million, respectively. Net income for 1995 included income tax expense for financial reporting purposes of $53.6 million compared to a combined $13.9 million in 1994. The increase in income tax expense for financial reporting purposes resulted principally from the adoption of fresh start reporting. Net income for the combined periods of 1994 included reorganization expense of $273.7 million and an extraordinary gain of $257.7 million.

         Total operating revenues were $1.6 billion in 1995 compared to a combined $1.4 billion for 1994. Passenger revenues increased 10% to $1.5 billion during 1995. Cargo and other revenues increased 10.7% to $98.4 million for 1995. The balance of other revenues includes revenues generated primarily from alcoholic beverage sales, contract service sales and service charges.

         Capacity, as measured by ASMs, increased 7.5% in 1995 compared to the combined 1994 period, primarily due to an increase in the average stage length of 1.5% and the addition of six aircraft to the fleet. Revenue passenger miles increased 8.8% in 1995 compared to the combined 1994 period while load factor increased by 0.8 points and yield increased 1.1%.

         CASM increased to 7.19 cents in 1995 from 6.99 cents for the combined 1994 period. The changes in the components of operating expense per available seat mile are explained as follows:

         - The increase in salaries and related costs per ASM is primarily the result of accruals totaling $17.7 million in 1995 to provide for performance awards related to the Company's profitability. In addition, such costs were affected in May 1995 by a significant initial increase in pilot salaries under their collective bargaining agreement and the adoption of the Company's Total Pay program in January 1995. These pay increases were effected in order to make employees' compensation levels more competitive with that of other low cost carriers and local employers. These pay increases were largely offset by improvements in productivity and through a reduction in the size of the work force.

         - Aircraft rents per ASM were flat primarily due to the decrease related to the amortization of deferred credits recorded in the Company's adjustment of operating leases to fair market value under fresh start reporting. Such decrease was offset by a net addition of six aircraft to the fleet.

         - Rentals and landing fees per ASM decreased primarily due to the 7.5% increase in ASMs.

         - The average price per gallon of aircraft fuel increased slightly to 55.8 cents in 1995 from 54.9 cents for the combined 1994 period.

         - Aircraft maintenance materials and repairs expense per ASM increased largely as the result of the change in classification of the amortization expense associated with heavy engine and airframe overhauls from depreciation and amortization expense to aircraft maintenance materials and repairs expense in August 1994. For 1995 and the period August 26 through December 31, 1994, amortization of capitalized maintenance totaling $11.9 million and $356,000, respectively, is included in aircraft maintenance materials and repairs expense. Amortization of capitalized maintenance totaling $24 million for the period January 1 through August 25, 1994 is included in depreciation and amortization. In addition, costs associated with a new auxiliary power unit repair agreement which commenced in April 1994 increased in 1995 as compared to 1994.

         - Depreciation and amortization expense per ASM decreased due to the $24 million change in the classification of the amortization expense associated with capitalized aircraft maintenance materials and repairs expense discussed above. In addition, the revaluation of property and equipment under fresh start reporting reduced expense by $835,000 in 1995.

         - Amortization of reorganization value in excess of identifiable assets expense increased $20.8 million compared to 1994.

         - A restructuring charge incurred in 1995 associated with the Company's outsourcing of its heavy aircraft maintenance consisted of a provision for employee severance and related cost of $10.5 million.

         - Other operating expenses per ASM decreased primarily due to the reduction in property taxes and the fixed nature of certain other costs.

         Net nonoperating expenses decreased $281.5 million to $46.4 million in 1995 from a combined $327.9 million for 1994. This net decrease resulted from: a decrease in reorganization expense of $273.7 million since the Company emerged from bankruptcy; an increase in interest income of $10.7 million due to higher cash and cash equivalent balances in 1995; partially offset by a net increase in interest expense of $2.0 million because the Company did not accrue and pay interest on unsecured prepetition long-term debt during its bankruptcy proceedings in conformity with SOP 90-7, and an increase in interest expense due to the revaluation of aircraft leases to market rates as part of fresh start reporting.

         Income tax expense for financial reporting purposes in 1995 increased to $53.6 million from a combined $13.9 million in 1994 due principally to the increase in the amortization of the excess reorganization value which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments decreased to $176.6 million at December 31, 1996 from $224.4 million as of December 31, 1995 primarily due to the prepayment of $25 million of its 10 3/4% Senior Notes and the repurchase of Class B Common Stock and warrants totaling $42.1 million. Net cash provided from operating activities decreased to $230.3 million in 1996 from $260.4 million in 1995, a decrease of $30.1 million. This decrease was principally due to the period over period change in air traffic liability, which grew 11.6% in the 1996 period as compared to 50.6% in 1995. Net cash used in investing activities increased to $199 million in 1996 from $107.4 million in 1995, an increase of $91.6 million. The increase was primarily the result of increased expenditures for capitalized maintenance and automation projects and reinvestment of certain cash-equivalents into certain income producing short-term investments with maturities greater than 90 days. Net cash used in financing activities increased to $118.2 million for the year ended December 31, 1996 from $111.2 million in the 1995 period. The increase was principally due to the repurchase of Class B Common Stock and warrants in 1996 which was partially offset by a lower prepayment on the Company's senior unsecured notes in 1996 as compared to 1995.

         The Company has a working capital deficiency which increased to $170.9 million at December 31, 1996 from $70.4 million at December 31, 1995. Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

         The Company's long-term debt maturities through 1999 consist primarily of principal amortization of notes payable secured by certain of the Company's aircraft. As of December 31, 1996, such maturities were $46.2 million, $43.2 million and $70.4 million, respectively, for 1997, 1998 and 1999. Management expects to fund these requirements with cash from operations.

         At December 31, 1996, the Company had net operating loss carryforwards ("NOL"), general business tax credit carryforwards and alternative minimum tax credit carryforwards of approximately $498.7 million, $12.7 million and $1.2 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of
Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of
Section 382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation of that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired. The alternative minimum tax credit may be carried forward indefinitely and is available to reduce future income tax payable.

         The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to tax attributes (including NOLs, subject to certain limitations) of the Predecessor Company that serve to reduce the Company's actual income tax liability below the amount of expense reflected in the consolidated financial statements. To the extent tax expense for financial reporting purposes exceeds the Company's actual income tax liability, that difference is applied to reduce the carrying balance of the Company's Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

         In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on the Company's A320 fleet. Such engines have an estimated aggregate cost of $42 million.

         At December 31, 1996, the Company had commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 22 Airbus A320-200 aircraft with delivery dates that fall in the years 1999 through 2001 (see restructuring of AVSA agreement discussed below). The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% annual price escalation, the Company estimates such aggregate net cost to be approximately $1.1 billion. The Company has the option to cancel without cause up to five of these aircraft. If the Company exercised its existing rights to cancel five aircraft under the AVSA agreement, the aggregate net cost (based upon the assumptions described above) of commitments under such agreement would be reduced to approximately $850 million. The Company has arranged for financing from AVSA for up to one-half of the deliveries under the AVSA agreement, although the Company intends to seek financing on more favorable terms from other sources. Additionally, the Company will require capital from external sources to meet the balance of its financial commitments for aircraft and other equipment orders. The Company intends to seek such financing in the future when and as appropriate. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on terms acceptable to the Company. A default by the Company under the AVSA agreement or any such commitment could have a material adverse effect on the Company.

         In September 1996, the Company and AVSA signed a term sheet, which, subject to the satisfaction of a number of conditions, provides for the restructuring of the Company's arrangements with AVSA, and specifically that (i) the number of aircraft ordered by the Company would be increased from 22 to 34 (including 24 A320 aircraft and 10 A319 aircraft), (ii) the orders subject to cancellation would be increased from five to 12 (resulting in the Company being committed to purchase 12 A320s and ten A319s), (iii) AVSA and the manufacturer of the engines for the aircraft would agree to provide certain financing support for 16 of the 22 firm orders, and (iv) the financing terms and conditions under which aircraft would be purchased would be improved from the Company's perspective. There can be no assurance that the conditions to the restructuring of the Company's arrangements with AVSA will be satisfied or that a final agreement will be reached or finalized in the form described above.

         In November 1996, America West Airlines 1996-1 Pass Through Trusts issued $218.6 million of Pass Through Trust Certificates in connection with the refinancing of eight Airbus A320 aircraft and three IAE V2500 spare jet engines. The combined effective interest rate on the financing is 7.05%. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft and engines leased to the Company. Under the arrangements, the financial benefits of the transactions are shared among the Company, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA Group plc ("GPA"), the original lessees under the restructured leases. Benefits to the Company include the agreed termination of arrangements with GPA pursuant to which GPA could cause the Company to lease up to four aircraft over the balance of the decade and a reduction in rental expense approximating $500,000 per year.

         The Pass Through Certificates were issued by separate pass through trusts. The equipment notes are secured by a security interest in the aircraft and engines and an assignment of the Company's aircraft leases. Neither the equipment notes nor the pass through certificates are direct obligations of, or guaranteed by, the Company, and the corresponding debt and interest expense are not included in the Company's consolidated financial statements.

         As of December 31, 1996, the Company's fleet consisted of 101 aircraft of which 21 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If the Company determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that the Company will be able to lease or purchase substitute aircraft in sufficient quantities or on favorable terms if the Company elected not to carry out such modifications.

         Capital expenditures for the years ended December 31, 1996, 1995 and 1994 were approximately $155.7 million, $107.4 million and $75.9 million, respectively. Capital expenditures for capitalized maintenance were $87.2 million and $60.4 million for the years ended December 31, 1996 and 1995, respectively. Capital expenditures for 1997 are expected to increase to $168 million principally due to an increase in capitalized maintenance and expenditures for computer systems and equipment. The Company currently intends to fund such expenditures with cash from operations.

         Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at December 31, 1996.

GOVERNMENT REGULATIONS

         On August 20, 1996, the Small Business Job Protection Act of 1996 reinstated the federal air transportation excise taxes (the 10% ticket tax, the 6.25% air cargo tax and the $6.00 international departure tax) effective August 27, 1996. Management believes that the Company benefited from the expiration of the federal air transportation excise taxes on December 31, 1995 and that the reimposition of such excise taxes on August 27, 1996 had a negative impact on the Company, although the amount of such benefit or negative impact directly resulting from the excise taxes cannot be precisely determined. The reinstated federal air transportation excise taxes expired on December 31, 1996 and on March 7, 1997, the taxes were reimposed to September 30, 1997. It is unclear at this time whether the taxes will expire on September 30, 1997, or will once again be extended.

         In addition, the Company's operating costs have been and will continue to be affected by various safety, security and other regulations and requirements applicable to its operations. The National Aviation Civilian Review Commission, with the assistance of the Department of Transportation (the "D.O.T."), will conduct an independent study of funding requirements for the FAA and develop a cost allocation model for distribution of the cost of using the United States aviation system to each segment of the system. The Review Commission will also analyze and propose funding alternatives to the existing air transportation excise taxes (primarily the 10% ticket tax) which currently fund the FAA which expired on December 31, 1996 but were reinstated effective March 7, 1997 through September 30, 1997. The report of the Review Commission is scheduled to be released in September 1997. The Company cannot forecast the results of the Review Commission's activities or what proposals the Review Commission will make. Implementation of these proposals could increase the cost of the airline operations and could have a material adverse effect on the Company's operating results.

         The President's Commission on Aviation Safety and Security and the U.S. Congress recently adopted increased safety and security measures designed to increase airline passenger security and protect against terrorist acts which place additional security and safety requirements and result in additional operating costs on the airline industry. The Company cannot forecast what additional costs or revenue impact that would be associated with complying with such increased safety and security requirements.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - HOLDINGS

         Consolidated balance sheets of Holdings as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are set forth on the following pages.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
America West Holdings Corporation:

         We have audited the accompanying consolidated balance sheets of America West Holdings Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Holdings Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994, in conformity with generally accepted accounting principles.

         As discussed in Note 14 to the consolidated financial statements, on August 25, 1994, America West Airlines, Inc. emerged from bankruptcy. The consolidated financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a different basis of accounting than those of the Predecessor Company and, therefore, are not comparable in all respects.


                                                     KPMG Peat Marwick LLP


Phoenix, Arizona
February 28, 1997

                        AMERICA WEST HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)

ASSETS                                                                                    1996             1995
                                                                                          ----             ----
Current assets:
   Cash and cash equivalents....................................................    $     137,499     $     224,367
   Short-term investments.......................................................           39,131                 -
   Accounts receivable, less allowance for doubtful accounts of
       $3,091 in 1996 and $2,515 in 1995........................................          106,215            69,094
   Expendable spare parts and supplies, less allowance for obsolescence
       of $1,713 in 1996 and $2,115 in 1995.....................................           21,423            28,643
   Prepaid expenses.............................................................           47,545            43,315
                                                                                    -------------     -------------
        Total current assets....................................................          351,813           365,419
                                                                                    -------------     -------------
Property and equipment:
   Flight equipment.............................................................          669,654           546,591
   Other property and equipment.................................................          107,993           104,106
   Equipment purchase deposits..................................................           56,665            27,489
                                                                                    -------------     -------------
                                                                                          834,312           678,186
   Less accumulated depreciation and amortization...............................          163,718            76,123
                                                                                    -------------     -------------
                                                                                          670,594           602,063
                                                                                    -------------     -------------
Other assets:
   Restricted cash..............................................................           26,433            31,694
   Reorganization value in excess of amounts allocable to identifiable assets, net        447,044           489,045
   Deferred income taxes........................................................           74,700            74,700
   Other assets, net............................................................           27,066            25,788
                                                                                    -------------     -------------
                                                                                          575,243           621,227
                                                                                    -------------     -------------
                                                                                    $   1,597,650     $   1,588,709
                                                                                    =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt.........................................    $      46,238     $      54,157
   Accounts payable.............................................................          115,458            89,157
   Air traffic liability........................................................          214,056           191,744
   Accrued compensation and vacation benefits...................................           30,085            41,616
   Accrued taxes................................................................           72,047            34,359
   Other accrued liabilities....................................................           44,836            24,802
                                                                                    -------------     -------------
        Total current liabilities...............................................          522,720           435,835
                                                                                    -------------     -------------
Long-term debt, less current maturities.........................................          330,148           373,964
Deferred credits and other liabilities..........................................          122,029           129,438
Commitments and contingencies...................................................
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued              -                 -
   Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and
       outstanding 1,200,000 shares.............................................               12                12
   Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and
       outstanding 44,626,056 shares in 1996, and 44,141,330 shares in 1995.....              446               441
   Additional paid-in capital...................................................          577,267           588,927
   Retained earnings............................................................           70,137            61,632
                                                                                    -------------     -------------
                                                                                          647,862           651,012
   Less: cost of Class B common stock in treasury, 1,353,911 shares in 1996
       and 112,000 shares in 1995...............................................          (25,109)           (1,540)
                                                                                    -------------     -------------
            Total stockholders' equity..........................................          622,753           649,472
                                                                                    -------------     -------------
                                                                                    $   1,597,650     $   1,588,709
                                                                                    =============     =============

          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                       PREDECESSOR
                                                                        REORGANIZED COMPANY              COMPANY
                                                            ---------------------------------------  |  ------------
                                                                                          PERIOD FROM|    PERIOD FROM
                                                              YEAR ENDED DECEMBER 31,    AUGUST 26 TO|   JANUARY 1 TO
                                                            -------------------------    DECEMBER 31,|    AUGUST 25,
                                                                 1996         1995           1994    |       1994
                                                            -----------   -----------   -------------|  ------------
                                                                                                     |
Operating revenues:                                                                                  |
   Passenger..............................................  $ 1,637,762   $ 1,452,261   $   437,775  |    $  882,140
   Cargo..................................................       46,519        44,425        16,648  |        27,645
   Other..................................................       55,245        53,956        15,343  |        29,243
                                                            -----------   -----------   -----------  |    ----------
      Total operating revenues............................    1,739,526     1,550,642       469,766  |       939,028
                                                            -----------   -----------   -----------  |    ----------
Operating expenses:                                                                                  |
   Salaries and related costs.............................      385,840       382,032       117,562  |       213,722
   Aircraft rents.........................................      202,237       173,571        54,983  |       105,547
   Other rents and landing fees...........................      111,947       108,264        35,839  |        68,163
   Aircraft fuel..........................................      233,522       174,195        58,165  |       100,646
   Agency commissions.....................................      133,015       124,146        37,265  |        78,988
   Aircraft maintenance materials and repairs.............      125,768        65,925        17,590  |        28,109
   Depreciation and amortization..........................       52,937        49,083        15,538  |        56,694
   Amortization of reorganization value in excess of                                                 |
       amounts applicable to identifiable assets..........       25,263        31,958        11,145  |             -
   Restructuring and other nonrecurring                                                              |
       special charges....................................       65,098        10,500             -  |             -
   Other..................................................      335,233       276,236        82,808  |       179,653
                                                            -----------   -----------   -----------  |    ----------
       Total operating expenses...........................    1,670,860     1,395,910       430,895  |       831,522
                                                            -----------   -----------   -----------  |    ----------
Operating income..........................................       68,666       154,732        38,871  |       107,506
                                                            -----------   -----------   -----------  |    ----------
Nonoperating income (expenses):                                                                      |
   Interest income........................................       12,861        15,045         3,834  |           470
   Interest expense (contractual interest of $44,747                                                 |
       for the period ended August 25, 1994)..............      (46,866)      (58,598)      (22,636) |       (33,998)
   Gain (loss) on disposition of property and                                                        |
       equipment..........................................        1,288        (2,734)         (398) |        (1,659)
   Reorganization expense, net ...........................            -             -             -  |      (273,659)
   Other, net.............................................       (1,456)          (67)           65  |           131
                                                            -----------   -----------   -----------  |    ----------
         Total nonoperating expenses, net.................      (34,173)      (46,354)      (19,135) |      (308,715)
                                                            -----------   -----------   -----------  |    ----------
          Income (loss) before income taxes and                                                      |
              extraordinary items.........................       34,493       108,378        19,736  |      (201,209)
Income taxes..............................................       24,883        53,608        11,890  |         2,059
                                                            -----------   -----------   -----------  |    ----------
          Income (loss) before extraordinary items........        9,610        54,770         7,846  |      (203,268)
Extraordinary items, net of tax...........................       (1,105)         (984)            -  |       257,660
                                                            -----------   -----------   -----------  |    ----------
          Net income......................................  $     8,505   $    53,786   $     7,846  |    $   54,392
                                                            ===========   ===========   ===========  |    ==========
Earnings (loss) per share:                                                                           |
   Primary:                                                                                          |
      Income (loss) before extraordinary items............  $       .21   $      1.18   $       .17  |    $    (7.03)
      Extraordinary items.................................         (.02)         (.02)            -  |          9.02
                                                            -----------   -----------   -----------  |    ----------
      Net income..........................................  $       .19   $      1.16   $       .17  |    $     1.99
                                                            ===========   ===========   ===========  |    ==========
   Fully Diluted:                                                                                    |
      Income (loss) before extraordinary items............  $       .20   $      1.17   $       .17  |    $    (4.96)
      Extraordinary items.................................         (.02)         (.02)            -  |          6.37
                                                            -----------   -----------   -----------  |    ----------
      Net income..........................................  $       .18   $      1.15   $       .17  |    $     1.41
                                                            ===========   ===========   ===========  |    ==========
Shares used for computation:                                                                         |
   Primary................................................       47,635        47,666        45,127  |        28,550
                                                            ===========   ===========   ===========  |    ==========
   Fully diluted..........................................       47,945        47,666        45,127  |        40,452
                                                            ===========   ===========   ===========  |    ==========

          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                               | PREDECESSOR
                                                                               REORGANIZED COMPANY             |   COMPANY
                                                                   ------------------------------------------  |------------
                                                                                                  PERIOD FROM  | PERIOD FROM
                                                                      YEAR ENDED DECEMBER 31,    AUGUST 26 TO  |JANUARY 1 TO
                                                                   -------------------------     DECEMBER 31,  | AUGUST 25,
                                                                        1996          1995           1994      |    1994
                                                                   ----------     ----------    -------------  | ----------
                                                                                                               |
Cash flows from operating activities:                                                                          |
  Net income.....................................................  $    8,505     $   53,786    $     7,846    | $   54,392
  Adjustments to reconcile net income to net cash provided by                                                  |
     (used in) operating activities:                                                                           |
    Depreciation and amortization................................      52,937         49,083         15,538    |     56,694
    Amortization of  capitalized maintenance.....................      39,679         11,934            356    |          -
    Amortization of reorganization value.........................      25,263         31,958         11,145    |          -
    Income taxes attributable to reorganization items and other..      23,091         52,913         11,854    |          -
    Amortization of deferred credits.............................     (11,563)       (10,952)        (3,961)   |     (2,966)
    Nonrecurring special charge..................................      65,098              -              -    |          -
    Reorganization items.........................................           -              -              -    |    185,226
    Extraordinary items..........................................       1,105            984              -    |   (257,660)
    Other   .....................................................       2,099          7,199          1,576    |      1,276
Changes in operating assets and liabilities:                                                                   |
  Decrease (increase) in accounts receivable, net................     (37,121)       (11,172)        27,439    |    (18,769)
  Decrease (increase) in expendable spare parts and supplies, net      (3,793)        (4,819)         1,165    |        397
  Decrease (increase) in prepaid expenses........................      (1,467)       (14,031)         4,371    |      1,284
  Decrease (increase) in other assets, net.......................      (3,173)        (7,312)       (10,635)   |     12,971
  Increase (decrease) in accounts payable........................      26,301         10,308        (17,289)   |    (15,557)
  Increase (decrease) in air traffic liability...................      22,312         64,388        (26,452)   |     30,510
  Increase (decrease) in accrued compensation and vacation benefits   (11,531)        25,840        (11,667)   |     15,739
  Increase (decrease) in accrued taxes...........................      37,688          7,298         (2,104)   |     25,999
  Increase (decrease) in other accrued liabilities...............       8,315           (663)       (13,785)   |     67,429
  Increase (decrease) in other liabilities.......................     (13,411)        (6,314)         2,521    |    (14,749)
                                                                   ----------     ----------    -----------    | ----------
    Net cash provided by (used in) operating activities..........     230,334        260,428         (2,082)   |    142,216
                                                                   ----------     ----------    -----------    | ----------
Cash flows from investing activities:                                                                          |
  Purchases of property and equipment............................    (155,742)      (107,387)       (14,658)   |    (61,271)
  Increase in short-term investments.............................     (39,131)             -              -    |          -
  Other..........................................................      (4,082)            (9)           600    |        334
                                                                   ----------     ----------    -----------    | ----------
    Net cash used in investing activities........................    (198,955)      (107,396)       (14,058)   |    (60,937)
                                                                   ----------     ----------    -----------    | ----------
Cash flows from financing activities:                                                                          |
  Proceeds from issuance of debt.................................           -         29,300              -    |    100,000
  Repayment of debt..............................................     (79,216)      (137,421)       (23,355)   |   (173,699)
  Issuance of common stock.......................................       3,074          1,545              3    |    114,862
  Debt issuance cost.............................................           -         (3,130)             -    |          -
  Acquisition of treasury stock..................................     (23,964)        (1,540)             -    |          -
  Acquisition of warrants........................................     (18,141)             -              -    |          -
                                                                   ----------     ----------    -----------    | ----------
    Net cash provided by (used in) financing activities..........    (118,247)      (111,246)       (23,352)   |     41,163
                                                                   ----------     ----------    -----------    | ----------
Net increase (decrease) in cash and cash equivalents.............     (86,868)        41,786        (39,492)   |    122,442
                                                                   ----------     ----------    -----------    | ----------
Cash and cash equivalents at beginning of period.................     224,367        182,581        222,073    |     99,631
                                                                   ----------     ----------    -----------    | ----------
Cash and cash equivalents at end of period.......................  $  137,499     $  224,367    $   182,581    | $  222,073
                                                                   ==========     ==========    ===========    | ==========
Cash, cash equivalents and short-term investments at end of                                                    |
  period ........................................................  $  176,630     $  224,367    $   182,581    | $  222,073
                                                                   ==========     ==========    ===========    | ==========

          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995, THE PERIOD AUGUST 26
                       THROUGH DECEMBER 31, 1994, AND THE
                    PERIOD JANUARY 1 THROUGH AUGUST 25, 1994
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                     CONVERTIBLE         CLASS A         CLASS B                       ADDITIONAL
                                                      PREFERRED          COMMON          COMMON          COMMON          PAID-IN
                                                        STOCK            STOCK           STOCK           STOCK           CAPITAL
                                                     -----------       ---------       ---------       ---------       ----------
BALANCE AT JANUARY 1, 1994 ....................       $      18        $      --       $      --       $   6,323        $ 197,010
                                                      ---------        ---------       ---------       ---------        ---------
Issuance of 336,277 shares of common stock
   pursuant to convertible preferred stock
   dividends ..................................              --               --              --              84            2,932
Employee stock purchase plan:
   Cancellation of 7,678 shares of common
     stock at:
      $1.19-$4.03 per share ...................              --               --              --              (2)             (49)
      Deferred compensation ...................              --               --              --              --               (1)
Issuance of 108,825 shares of common stock
   pursuant to exercise of stock options ......              --               --              --              27              166
Net income ....................................              --               --              --              --               --
Eliminate predecessor equity accounts in
   connection with fresh start ................             (18)              --              --          (6,432)        (200,058)
Eliminate employee stock receivable ...........              --               --              --              --               --
Record excess of reorganization value over
   identifiable assets ........................              --               --              --              --               --
Sale of 1,200,000 shares of Class A common
   stock and 14,000,000 shares of Class B
   common stock ...............................              --               12             140              --          114,710
Issuance of 29,925,000 shares of new Class B
   common stock ...............................              --               --             299              --          472,339
                                                      ---------        ---------       ---------       ---------        ---------
BALANCE AT AUGUST 25, 1994 ....................              --               12             439              --          587,049
                                                      ---------        ---------       ---------       ---------        ---------
Issuance of common stock ......................              --               --              --              --              100
Net income ....................................              --               --              --              --               --
                                                      ---------        ---------       ---------       ---------        ---------
BALANCE AT DECEMBER 31, 1994 ..................              --               12             439              --          587,149
                                                      ---------        ---------       ---------       ---------        ---------
Issuance of 4,057 shares and 170,667 shares of
   common stock pursuant to the exercise of
   stock warrants and stock options ...........              --               --               2              --            1,543
Issuance of 30,334 shares of restricted stock .              --               --              --              --              235
Acquisition of treasury stock at:
   $13.63-$14.00 per share ....................              --               --              --              --               --
Net income ....................................              --               --              --              --               --
                                                      ---------        ---------       ---------       ---------        ---------
BALANCE AT DECEMBER 31, 1995 ..................              --               12             441              --          588,927
                                                      ---------        ---------       ---------       ---------        ---------
Issuance of 12,725 shares and 314,001 shares of
   common stock pursuant to the exercise of
   stock warrants and stock options ...........              --               --               3              --            3,071
Issuance of 158,000 shares of restricted stock               --               --               2              --            2,761
Acquisition and issuance of treasury stock at:
   $13.63-$21.88 per share ....................              --               --              --              --              649
Repurchase of 2,187,475 warrants at $8.29
   per warrant ................................              --               --              --              --          (18,141)
Net income ....................................              --               --              --              --               --
                                                      ---------        ---------       ---------       ---------        ---------
BALANCE AT DECEMBER 31, 1996 ..................       $      --        $      12       $     446       $      --        $ 577,267
                                                      =========        =========       =========       =========        =========


                                                                                          DEFERRED
                                                                                        COMPENSATION
                                                                                          AND NOTES
                                                        RETAINED         CLASS B         RECEIVABLE-
                                                        EARNINGS/        TREASURY      EMPLOYEE STOCK
                                                        (DEFICIT)          STOCK       PURCHASE PLANS        TOTAL
                                                        ---------        ---------     --------------      ---------
BALANCE AT JANUARY 1, 1994 ....................         $(438,626)       $      --        $ (18,987)       $(254,262)
                                                        ---------        ---------        ---------        ---------
Issuance of 336,277 shares of common stock
   pursuant to convertible preferred stock
   dividends ..................................                --               --               --            3,016
Employee stock purchase plan:
   Cancellation of 7,678 shares of common
     stock at:
      $1.19-$4.03 per share ...................                --               --               43               (8)
      Deferred compensation ...................                --               --              606              605
Issuance of 108,825 shares of common stock
   pursuant to exercise of stock options ......                --               --               --              193
Net income ....................................            54,392               --               --           54,392
Eliminate predecessor equity accounts in
   connection with fresh start ................           206,508               --               --               --
Eliminate employee stock receivable ...........           (18,338)              --           18,338               --
Record excess of reorganization value over
   identifiable assets ........................           668,702               --               --          668,702
Sale of 1,200,000 shares of Class A common
   stock and 14,000,000 shares of Class B
   common stock ...............................                --               --               --          114,862
Issuance of 29,925,000 shares of new Class B
   common stock ...............................          (472,638)              --               --               --
                                                        ---------        ---------        ---------        ---------
BALANCE AT AUGUST 25, 1994 ....................                --               --               --          587,500
                                                        ---------        ---------        ---------        ---------
Issuance of common stock ......................                --               --               --              100
Net income ....................................             7,846               --               --            7,846
                                                        ---------        ---------        ---------        ---------
BALANCE AT DECEMBER 31, 1994 ..................             7,846               --               --          595,446
                                                        ---------        ---------        ---------        ---------
Issuance of 4,057 shares and 170,667 shares of
   common stock pursuant to the exercise of
   stock warrants and stock options ...........                --               --               --            1,545
Issuance of 30,334 shares of restricted stock .                --               --               --              235
Acquisition of treasury stock at:
   $13.63-$14.00 per share ....................                --           (1,540)              --           (1,540)
Net income ....................................            53,786               --               --           53,786
                                                        ---------        ---------        ---------        ---------
BALANCE AT DECEMBER 31, 1995 ..................            61,632           (1,540)              --          649,472
                                                        ---------        ---------        ---------        ---------
Issuance of 12,725 shares and 314,001 shares of
   common stock pursuant to the exercise of
   stock warrants and stock options ...........                --               --               --            3,074
Issuance of 158,000 shares of restricted stock                 --               --               --            2,763
Acquisition and issuance of treasury stock at:
   $13.63-$21.88 per share ....................                --          (23,569)              --          (22,920)
Repurchase of 2,187,475 warrants at $8.29
   per warrant ................................                --               --               --          (18,141)
Net income ....................................             8,505               --               --            8,505
                                                        ---------        ---------        ---------        ---------
BALANCE AT DECEMBER 31, 1996 ..................         $  70,137        $ (25,109)       $      --        $ 622,753
                                                        =========        =========        =========        =========


          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995, AND 1994

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         America West Holdings Corporation ("Holdings"), a Delaware corporation, became the holding company for America West Airlines, Inc. ("AWA"), effective midnight, December 31, 1996. Holdings' primary business activity is ownership of all the capital stock of AWA, the ninth largest commercial airline carrier in the United States serving more than 90 destinations in the U.S., Canada and Mexico.

     (a)  Basis of Presentation

               The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary AWA (collectively, the "Company"). The Company's consolidated financial statements give effect to the formation of the holding company discussed above for all periods presented. All significant inter-company balances and transactions have been eliminated.

               America West Airlines, Inc., D.I.P. (the "Predecessor Company") filed a voluntary petition on June 27, 1991, to reorganize under Chapter 11 of the Federal Bankruptcy Code. On August 10, 1994, the Plan of Reorganization ("Plan"), filed by the Predecessor Company, was confirmed and became effective on August 25, 1994 (the "Effective Date"). On August 25, 1994, AWA, (the "Reorganized Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization consolidated balance sheets and consolidated statements of income have not been prepared on a consistent basis with such pre-reorganization financial statements and are not comparable in all respects to financial statements prior to reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be August 26, 1994. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

     (b)  Cash and Cash Equivalents

               Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. The debt instruments are classified as held-to-maturity and are carried at amortized cost which approximates fair value. (See Note 9, "Investments in Debt Securities.")

     (c)  Short-term Investments

               Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value. (See Note 9, "Investments in Debt Securities.")

     (d)  Expendable Spare Parts and Supplies

               Flight equipment expendable spare parts and supplies are valued at average cost. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (e)  Property and Equipment

               Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. No interest was capitalized in the year ended December 31, 1996 due to the pending restructuring of the aircraft purchase agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA") (See Note 11, "Commitments and Contingencies"). Interest capitalized for the year ended December 31, 1995 was $2.7 million. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

               The estimated useful lives for the Company's ground property and equipment range from three to 12 years for owned property and equipment and to 30 years for the reservation and training center and technical support facilities. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from 11 to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

     (f)  Restricted Cash

               Restricted cash includes cash deposits securing certain letters of credit.

     (g)  Aircraft Maintenance and Repairs

               Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense for the Reorganized Company as part of fresh start reporting and in depreciation and amortization expense for the Predecessor Company. The balance of capitalized maintenance relating to aircraft and engines was reduced as part of the revaluation of property and equipment and operating leases under fresh start reporting.

               Additionally, a provision for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has been recorded.

     (h) Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

               Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1996 and 1995 was $68.4 million and $43.1 million, respectively. During the years ended December 31, 1996 and 1995, reductions in reorganization value of $16.7 million and $50 million were recorded as a result of the utilization of the Predecessor Company tax attributes including net operating loss carryforwards. Additionally, in 1995 the Company established a deferred tax asset, which reduced reorganization value by $74.7 million. The Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

     (i)  Frequent Flyer Awards

               The Company maintains a frequent travel award program known as "FlightFund" that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (j)  Deferred Credit-Operating Leases

               Operating leases were adjusted to fair market value at the Effective Date. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1996 and 1995, the unamortized balance of the deferred credit was $95.6 million and $107.2 million, respectively.

     (k)  Passenger Revenue

               Passenger revenue is recognized when the transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

     (l)  Income Taxes

               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (m)  Stock Option Plan

               Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provision of SFAS No. 123. (See Note 4, "Stock Options and Awards.")

     (n)  Per Share Data

         Primary earnings per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Primary earnings per share reflects net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents but only if the effect of such adjustments are dilutive.

         Fully diluted earnings per share is based on the average number of shares of common stock, dilutive common stock equivalents (stock options and warrants) and the conversion of outstanding convertible preferred stock (none

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


outstanding at December 31, 1996) as well as for the Predecessor Company the conversion of convertible subordinated debentures. Fully diluted earnings per share reflects net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents or conversion of debentures but only if the effect of such adjustments are dilutive.

     (o)  Use of Estimates

         Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (p)  Advertising Costs

               The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1996 and 1995 and for the combined period ending December 31, 1994 was $26.6 million, $25.2 million and $23.8 million, respectively.

     (q)  Reclassification

               Certain reclassifications have been made in the prior year's consolidated financial statements to conform them to the current year's presentation.

2.             LONG-TERM DEBT

               Long-term debt at December 31 consists of the following:


                                                                                                  1996         1995
                                                                                                --------     --------
                                                                                                    (IN THOUSANDS)
SECURED
Notes payable, primarily fixed interest rates of 9.53% to 10.79%, averaging 10.32%,
    installments due 1999 through 2008....................................................      $234,494     $274,751
Borrowings under lines of credit, floating interest rates of Prime + 1% to three months
    LIBOR +4%, averaging 9.42%, installments due through 1999.  No available
    borrowings remain .....................................................................        8,277       14,794
Industrial development revenue bonds, variable interest rate of 2.9% to 5.6%, averaging
    3.83%, due 2016(a) ....................................................................       29,300       29,300
                                                                                                --------     --------
                                                                                                 272,071      318,845
                                                                                                --------     --------
UNSECURED
10 3/4% Senior Notes, face amount of $50 million, interest only payment until
    due in 2005(b) ........................................................................       48,197       71,984
Notes payable, interest rates of 8% to 90-day LIBOR +3%, averaging 8.39%,
    installments due through 2000 .........................................................       55,910       36,708
Other .....................................................................................          208          584
                                                                                                --------     --------
                                                                                                 104,315      109,276
                                                                                                --------     --------
Total long-term debt ......................................................................      376,386      428,121
Less:  current maturities .................................................................       46,238       54,157
                                                                                                --------     --------
                                                                                                $330,148     $373,964
                                                                                                ========     ========

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(a) The industrial development revenue bonds are backed by an irrevocable direct pay letter of credit issued by the Industrial Bank of Japan, Limited, Los Angeles Agency; the letter of credit is secured by the Company's maintenance facility and related improvements, seventeen spare engines and a flight simulator with a combined net book value of $42.1 million and a pledge of $3.2 million in cash.

         The interest rate varies weekly and from January 1, 1996 to December 31, 1996 ranged from 2.9% to 5.6%. The bondholders have the right to put the bonds back to the Company on a weekly basis if the bonds bear interest at a weekly rate or monthly if the bonds bear interest at a monthly rate. If the bonds are put back to the Company, the remarketing agent or the transfer agent will, at the direction of the Company, remarket such bonds. Any bonds not remarketed will be retired utilizing the $29.9 million letter of credit which represents the principal plus 60 days of interest at a maximum rate of 12%. The letter of credit was extended in November 1996 for one year and is subject to mandatory redemption under certain circumstances. The estimated annual cost for the letter of credit is approximately $1.1 million.

(b) In June 1996, the Company prepaid $25 million in principal of the 10 3/4% Senior Notes. The 10 3/4% Senior Notes mature on September 1, 2005 and interest is payable in arrears semi-annually commencing on March 1, 1996. The 10 3/4% Senior Notes may be redeemed at the option of the Company on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:


                        SEPTEMBER 1,           PERCENTAGE
                        ------------           ----------
                        2000 ..............     105.375%
                        2001 ..............     103.583%
                        2002 ..............     101.792%
                        2003 and thereafter     100.000%

         Secured financings totaling $272.1 million are collateralized by assets, primarily aircraft and engines, with a net book value of $388.5 million at December 31, 1996.

         At December 31, 1996, the estimated maturities of long-term debt are as follows:

                                                (IN THOUSANDS)
                     1997....................     $   46,238
                     1998....................         43,210
                     1999....................         70,430
                     2000....................         28,000
                     2001....................         20,720
                     Thereafter..............        167,788
                                                  ----------
                                                  $  376,386
                                                  ==========

         Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which the Company was in compliance at December 31, 1996.

3.       CAPITAL STOCK

         Effective midnight, December 31, 1996, AWA became a wholly owned subsidiary of Holdings and each share of AWA Class A and Class B Common Stock was exchanged for one share of Holdings Class A or Class B Common

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Stock. Holdings' Class B Common Stock is listed on the New York Stock Exchange.

         On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants are exercisable by the holders any time before August 25, 1999 and 10.4 million shares of Class B Common Stock have been reserved for the exercise of these warrants. In May 1996, approximately 2.2 million warrants were repurchased by AWA for approximately $18 million. As of December 31, 1996, 17,054 warrants have been exercised at $12.74 per share. Pursuant to their terms, as part of the holding company formation transaction, the AWA warrants became rights to acquire shares of Holdings Class B Common Stock. AWA has made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable due December 31, 2005 with an interest rate of 11%. Subsequently, Holdings made a capital contribution to AWA issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%.

     Preferred Stock

               The Company's Board of Directors by resolution may authorize the issuance of the Preferred Stock as a class, in one or more series, having the number of shares, designations, relative voting rights, dividend rights, liquidation and other preferences and limitations that the Board of Directors fixes without any stockholder approval. No shares of Preferred Stock have been issued.

     Common Stock

               The holders of Class A Common Stock are entitled to fifty votes per share, and the holders of Class B Common Stock are entitled to one vote per share, on all matters submitted to a vote of common stockholders except that voting rights of non-U.S. citizens are limited. The Class A Common Stock is convertible into an equal number of Class B shares at any time at the election of the holders of the Class A Common Stock.

               Holders of Common Stock of all classes participate equally as to any dividends or distributions on the Common Stock, except that dividends payable in shares of Common Stock, or securities to acquire Common Stock, will be made in the same class of Common Stock as that held by the recipient of the dividend. Holders of Common Stock have no right to cumulate their votes in the election of directors. The Common Stock votes together as a single class, subject to the right to a separate class vote in certain instances required by law.

               Pursuant to the Stockholder's Agreement, the Company, TPG Partners, L.P. ("TPG"), TPG Parallel, Air Partners II, Continental Airlines, Inc. ("Continental") and Mesa Air Group ("Mesa") will vote all shares of the Common Stock owned by them in favor of the reelection of the initially designated Independent Directors for as long as such Independent Directors continue to serve or until the first annual meeting after August 25, 1997.

4.             STOCK OPTIONS AND AWARDS

               In 1994, the Company adopted the 1994 Incentive Equity Plan, (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorized grants of options to purchase up to 3.5 million shares of authorized but unissued Class B Common Stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years.

               The Company's Board of Directors has approved an amendment to the Plan that would increase the maximum number of shares available under the Plan from 3.5 million to 7.5 million subject to stockholders' approval.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Stock option activity during the periods indicated is as follows:


                                                     WEIGHTED-
                                     NUMBER OF        AVERAGE
                                      SHARES      EXERCISE PRICE
                                    ----------    --------------
Balance at December 31, 1993:               --        $   --
    Granted .................        1,147,000        $ 8.73
                                    ----------        ------

Balance at December 31, 1994:        1,147,000        $ 8.73
    Granted .................        1,396,000        $12.39
    Exercised ...............         (170,667)       $ 8.75
    Canceled ................         (204,000)       $ 9.30
                                    ----------        ------

Balance at December 31, 1995:        2,168,333        $11.03
    Granted .................        2,058,000        $15.55
    Exercised ...............         (314,001)       $ 9.28
    Canceled ................         (374,332)       $12.27
                                    ----------        ------

Balance at December 31, 1996:        3,538,000        $13.68
                                     =========

         At December 31, 1996, the range of exercise prices was $8.75 - $23.00 and the weighted-average remaining contractual life of outstanding options was
9.15 years. The number of options exercisable at December 31, 1996 and 1995 was 972,669 and 846,308, respectively, and the weighted-average exercise price of those options was $10.98 and $9.62, respectively.

         The per share weighted-average fair value of stock options granted during 1996 and 1995 was $6.48 and $4.73 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.3%, volatility of 43.13% and an expected life of 4 years; 1995 - expected dividend yield 0.0%, risk-free interest rate of 6.5%, volatility of 37%, and an expected life of 4 years.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                  1996            1995
                                                  ----            ----
Net income:               As reported           $ 8,505        $  53,786
                                                =======        =========
                          Pro forma             $ 6,343        $  52,704
                                                =======        =========
Earnings per share:
   Primary                As reported           $  0.19        $    1.16
                                                =======        =========
                          Pro forma             $  0.14        $    1.13
                                                =======        =========
   Fully diluted          As reported           $  0.18        $    1.15
                                                =======        =========
                          Pro forma             $  0.13        $    1.11
                                                =======        =========

         Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         Under the 1994 Incentive Equity Plan, the Company granted 158,000 shares, 30,384 shares, and 11,000 shares in 1996, 1995 and 1994, respectively, of Class B Common Stock as restricted stock. Compensation expense of $785,000, $235,000 and $97,000 was recorded based upon the fair value at the date of grant and applicable vesting provisions for 1996, 1995 and 1994, respectively. At December 31, 1996, 87,056 shares of restricted stock were vested.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The 1994 Incentive Equity Plan also provides for the issuance of restricted stock and grant of stock options to non-employee directors. The Company has granted options to purchase 117,000 shares of Class B Common Stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. At December 31, 1996, 117,000 options to purchase Class B Common Stock were exercisable at prices ranging from $8.00 to $19.75 per share.

5.       EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $9,500 in 1996. The Company's matching contribution is 50% of a participant's contributions up to 6% of the participant's annual pretax earnings or 25% of a participant's contributions, whichever is greater. The Company's contribution expense to the plan totaled $5.9 million, $5.9 million and $3.8 million in 1996, 1995 and the combined 1994 period, respectively.

6.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a)      Fair Value of Financial Instruments

     Cash Equivalents and Short-term Investments

               The carrying amount approximates fair value because of the short-term maturity of these instruments.

     Long-term Debt

               At December 31, 1996 and 1995, the fair value of long-term debt was approximately $379 million and $431 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

(b)            Fuel Price Risk Management

               The Company is exposed to risk from fluctuating jet fuel prices. To manage this risk, the Company implemented a fuel hedging program in late 1996. Oversight of this program is the responsibility of the Fuel Hedge Committee ("FHC"), a group of the Company's senior officers, which sets acceptable levels of risk and reviews hedging activities. Under the program, the Company may enter into certain cap and swap transactions with approved counterparties for a period not to exceed twelve months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 1996, there were no transactions outstanding.

               The Company is exposed to credit risks in the event any counterparty fails to meet its obligations. The Company does not anticipate such non-performance as counterparties are selected based on credit ratings, exposure to any one counterparty is limited based on formal guidelines and the relative market positions with such counterparties are monitored by the FHC.

(c)            Concentration of Credit Risk

               The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company's receivables result from tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on AWA. These receivables are short-term, generally being settled shortly after the sale.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7.       INCOME TAXES

         The Company recorded income tax expense for the periods shown below (exclusive of extraordinary items) as follows:


                                                                                                     |  PREDECESSOR
                                                                  REORGANIZED COMPANY                |    COMPANY
                                                     ---------------------------------------------   |  -----------
                                                                                       PERIOD FROM   |  PERIOD FROM
                                                       YEAR ENDED DECEMBER 31,        AUGUST 26 TO   | JANUARY 1 TO
                                                     --------------------------       DECEMBER 31,   |  AUGUST 25,
                                                        1996             1995             1994       |     1994
                                                     ---------         --------       ------------   |  ---------
                                                                            (IN THOUSANDS)           |
                                                                                                     |
Current Taxes:                                                                                       |
   Federal.......................................    $     943         $    505         $      -     |  $   1,869
   State.........................................          849              190               36     |        190
                                                     ---------         --------         --------     |  ---------
         Total current taxes.....................        1,792              695               36     |      2,059
                                                     ---------         --------         --------     |  ---------
Deferred taxes...................................            -                -                -     |          -
                                                     ---------         --------         --------     |  ---------
Income taxes attributable to                                                                         |
   reorganization items and other................       23,091           52,913           11,854     |          -
                                                     ---------         --------         --------     |  ---------
Total income tax expense.........................    $  24,883         $ 53,608         $ 11,890     |  $   2,059
                                                     =========         ========         ========     |  =========

         With respect to the years ended December 31, 1996 and 1995 and the period August 26, 1994 through December 31, 1994, income tax expense pertains both to income before extraordinary items as well as certain adjustments necessitated by the effectiveness of the Plan and the resultant fresh start adjustments to the Company's financial statements. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the Predecessor Company that serve to reduce the Company's actual income tax liability. The excess of financial expense over the Company's actual income tax liability ($16.7 million for 1996) is applied to reduce the carrying balance of the Company's reorganization value in excess of amounts allocable to identifiable assets.

         For the years ended December 31, 1996 and 1995, the Company recognized income tax benefits of $918,000 and $984,000, respectively, arising from extraordinary charges. For the periods January 1, 1994 through August 25, 1994 and August 26 through December 31, 1994, income tax expense pertains solely to income before extraordinary item. No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is not subject to income taxation.

         Income tax expense, exclusive of extraordinary items, recorded for the periods shown below, differs from amounts computed at the federal statutory income tax rate as follows:

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                     |  PREDECESSOR
                                                                  REORGANIZED COMPANY                |    COMPANY
                                                     ---------------------------------------------   |  -----------
                                                                                       PERIOD FROM   |  PERIOD FROM
                                                                                      AUGUST 26 TO   | JANUARY 1 TO
                                                         YEAR ENDED DECEMBER 31,      DECEMBER 31,   |  AUGUST 25,
                                                     ---------------------------      ------------   |  -----------
                                                        1996             1995             1994       |     1994
                                                     ---------         --------         --------     |  ---------
                                                                                                     |
Income tax expense at U.S. statutory rate........    $  12,073         $ 37,932         $  6,908     |  $  19,758
State income taxes, net of federal income                                                            |
   tax benefit...................................        1,984            4,505            1,663     |        190
Nondeductible amortization of reorganization                                                         |
   value in excess of amounts allocable                                                              |
   to identifiable assets........................        8,842           11,188            3,901     |          -
Benefit of loss carryforwards....................            -                -                -     |    (17,889)
Other, net.......................................        1,984              (17)            (582)    |          -
                                                     ---------         --------         --------     |  ---------
   Total.........................................    $  24,883         $ 53,608         $ 11,890     |  $   2,059
                                                     =========         ========         ========     |  =========

         As of December 31, 1996, the Company has available net operating loss, business tax credit and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $498.7 million, $12.7 million and $1.2 million, respectively. The net operating loss carryforwards expire during the years 1999 through 2009 while the business credit carryforwards expire during the years 1997 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Company's Plan of Reorganization, the Company's ability to utilize its net operating loss and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

         Composition of Deferred Tax Items:

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                                                                         1996          1995
                                                                                      ---------      ---------
                                                                                           (IN THOUSANDS)
Deferred income tax liabilities:
      Property and equipment, principally depreciation and "fresh start"
      differences...............................................................      $(111,989)     $ (89,766)
                                                                                      ---------      ---------
Deferred tax assets:
    Aircraft leases .............................................................        32,789         39,812
    Reorganization expenses .....................................................        21,356         23,591
    Net operating loss carryforwards ............................................       190,548        203,879
    Tax credit carryforwards ....................................................        13,861         13,777
    Other .......................................................................        16,568         14,240
                                                                                      ---------      ---------
       Total deferred tax assets ................................................       275,122        295,299
                                                                                      ---------      ---------
     Valuation allowance ........................................................       (88,433)      (130,833)
                                                                                      ---------      ---------
       Net deferred tax asset....................................................     $  74,700      $  74,700
                                                                                      =========      =========

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         SFAS 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. In 1996 the Company reduced the valuation allowance by $42.4 million from its 1995 balance principally for the portion of its net operating loss carryforwards (a Predecessor Company tax attribute) that it anticipates will, more likely than not, be utilized. The remaining valuation allowance of $88.4 million is necessary as at this time, the Company has not determined it is more likely than not that the balance of the deferred tax assets will be realized. The Company continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, the Company were to recognize additional tax benefits related to items attributable to the Predecessor Company such as net operating loss and other carryforwards, such benefits would be applied to further reduce reorganization value in excess of amounts allocable to identifiable assets.

8.       SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                                                         |  PREDECESSOR
                                                            REORGANIZED COMPANY          |    COMPANY
                                                   ------------------------------------- | -------------
                                                                            PERIOD FROM  |  PERIOD FROM
                                                   YEAR ENDED DECEMBER 31,  AUGUST 26 TO | JANUARY 1 TO
                                                   -----------------------  DECEMBER 31, |  AUGUST 25,
                                                    1996            1995        1994     |    1994
                                                   -------       ---------  ------------ | -------------
                                                                     (IN THOUSANDS)      |
                                                                                         |
Non-cash transactions:                                                                   |
   Notes payable issued to seller ..........       $26,112       $ 5,723       $    --   |   $    --
   Accrued interest reclassified to                                                      |
         long-term debt ....................            --            65            --   |     5,563
   Issuance of stock as success bonus ......            --            --            --   |     1,224
   Equipment acquired through capital leases            --            --            --   |       138
                                                                                         |
Cash transactions:                                                                       |
   Interest paid, net of amounts capitalized        37,555        50,293        11,262   |    29,253
   Income taxes paid .......................           498           795           425   |     1,253

         Cash flows from reorganization items in connection with the Chapter 11 proceedings included interest received on cash accumulations of $3.7 million and professional fees paid for services rendered of $23.6 million.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


9.       INVESTMENTS IN DEBT SECURITIES

         Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less while short-term investments consists of highly liquid debt instruments with original maturities in excess of three months. These highly liquid debt instruments as of December 31 are classified as follows:


                                                                                         1996         1995
                                                                                       --------     --------
                                                                                           (IN THOUSANDS)
Held to Maturity:
    Debt securities issued by the U.S. Treasury and other U.S. government agencies     $ 36,973     $129,288
    Bankers acceptances ..........................................................       49,141       37,686
    Corporate debt securities ....................................................       90,418       20,466
    Other debt securities ........................................................           98        1,341
                                                                                       --------     --------
                                                                                        176,630      188,781
    Cash .........................................................................           --       35,586
                                                                                       --------     --------
               Total cash, cash equivalents and short-term investments ...........     $176,630     $224,367
                                                                                       ========     ========

10.      EXTRAORDINARY GAINS AND LOSSES

         In June 1996, the Company had an extraordinary loss of $1.1 million net of an income tax benefit of $918,000 for the write-off of debt issuance cost relating to the prepayment of $25 million of its 10 3/4% Senior Notes. In August 1995, the Company had an extraordinary loss of $984,000, net of a tax benefit of $984,000 for the write-off of debt issuance cost relating to the prepayment of $48 million of its $123 million 11 1/4% Senior Notes and the exchange of the remaining $75 million of such notes for $75 million of 10 3/4% Senior Notes.

         The extraordinary gain recorded in the period January 1 through August 25, 1994 includes $257.7 million from the discharge of indebtedness pursuant to the consummation of the Plan of Reorganization. No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is not subject to income taxation.

11.      COMMITMENTS AND CONTINGENCIES

         (a)  Leases

         As of December 31, 1996, the Company had 82 aircraft under operating leases with remaining terms ranging from five months to approximately 22 years. The Company has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the Company's aircraft lessors have the option to call their respective aircraft. Usually, if such call options are exercised, the Company has the right of first refusal to retain the aircraft. None of these options have been exercised and the last of these call options expires in July 1997. The Company does not believe that the possible exercise of any or all of these options will have a material effect on its operations. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments and provide the aircraft lessor the option to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         At December 31, 1996, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:


                                            (IN THOUSANDS)
                  1997...................    $    237,545
                  1998...................         201,575
                  1999...................         188,575
                  2000...................         176,186
                  2001...................         154,127
                  Thereafter.............         920,002
                                             ------------
                                             $  1,878,010
                                             ============

         Rent expense (excluding landing fees) was approximately $281 million, $251 million, $81 million and $154 million for the years ended December 31, 1996 and 1995, for the period August 26 through December 31, 1994, and the period January 1 through August 25, 1994, respectively.

         Collectively, the operating lease agreements require security deposits with lessors of $9.7 million and bank letters of credit of $17.6 million. The letters of credit are collateralized by $17.6 million of restricted cash as of December 31, 1996 and 1995.

     (b)  Revenue Bonds

         Special facility revenue bonds issued by a municipality have been used to fund the acquisition of leasehold improvements at the Phoenix Sky Harbor airport which have been leased by the Company. Under the operating lease agreements, the Company is required to make rental payments sufficient to pay principal and interest when due on the bonds.

         Pursuant to the agreement, payment of principal and interest at 8.3% on the Series 1994A Bonds ends on January 1, 2006 while payment of principal and interest at 8.2% on the Series 1994B Bonds ends on January 1, 1999. At December 31, 1996, the outstanding balance of Series 1994 Bonds was $16.1 million.

     (c)  Aircraft Acquisitions

         In September 1996, the Company and AVSA, signed a term sheet (the "AVSA Term Sheet"), which, subject to the satisfaction of a number of conditions provides for the restructuring of the Company's arrangements with AVSA, and specifically that (i) the number of aircraft ordered by the Company would be increased from 22 to 34 (including 24 A320 aircraft and 10 A319 aircraft), (ii) the orders subject to cancellation would be increased from five to 12 (resulting in the Company being committed to purchase 12 A320s and 10 A319s), (iii) AVSA and the manufacturer of the engines for the aircraft would agree to provide certain financing support for 16 of the 22 firm orders, and (iv) the financing terms and conditions under which aircraft would be purchased would be improved from the Company's perspective. There can be no assurance that the conditions to the restructuring of the Company's arrangements with AVSA will be satisfied or that a final agreement will be reached or finalized in the form described above.

         At December 31, 1996, the Company had commitments to AVSA, for a total of 22 Airbus A320-200 aircraft with delivery dates that fall in the years 1999 through 2001. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% annual price escalation, the Company estimates such aggregate net cost to be approximately $1.1 billion. The Company has the option to cancel without cause up to five of these aircraft. If the Company exercised its existing rights to cancel five aircraft under the AVSA agreement, the

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


aggregate net cost (based upon the assumptions described above) of commitments under such agreement would be reduced to approximately $850 million.

         In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on certain of the A320 fleet. Such engines have an estimated aggregate cost of $42 million.

         The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include the progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.


                                              (IN THOUSANDS)
                      1997...................   $     63,134
                      1998...................        106,218
                      1999...................        264,707
                      2000...................        297,368
                      2001...................        328,207
                                                ------------
                                                $  1,059,634
                                                ============

         At December 31, 1996, the Company has significant capital commitments for a number of aircraft, as discussed above. Although the Company has arranged for financing for up to one-half of such commitment, the Company will require substantial capital from external sources to meet the remaining financial commitments. The Company intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft and other capital requirements. A default by the Company under any such commitment could have a material adverse effect on the Company.

         In November 1996, the America West Airlines 1996-1 Pass Through Trusts issued $218.6 million of Pass Through Certificates, representing fractional undivided interests in such trusts. The certificates were issued in connection with the refinancing of eight Airbus A320 aircraft and three IAE V2500 spare jet engines. The combined effective interest rate on the financing was 7.05%. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft and engines leased to the Company. Under the arrangements, the financial benefits of the transactions are shared among the Company, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA Group plc ("GPA"), the original lessees under the restructured leases. Benefits to the Company include the agreed termination of arrangements with GPA pursuant to which GPA could cause the Company to lease up to four aircraft under a put agreement and a reduction in rental expense approximating $500,000 per year.

         The Pass Through Certificates were issued by separate pass through trusts. The equipment notes are secured by a security interest in the aircraft and engines and an assignment of the Company's leases. Neither the equipment notes nor the pass through certificates are direct obligations of, or guaranteed by, the Company, and the corresponding debt and interest expense are not included in the Company's consolidated financial statements.

     (d)  Contingent Legal Obligations

         Certain administrative and priority tax claims are pending against the Company which, if ultimately allowed by the Bankruptcy Court, would represent general obligations of the Company. Such claims include claims of various

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

state and local tax authorities and certain contractual indemnification obligations. The Company is also a defendant in various lawsuits. Management cannot reasonably predict the outcome of the pending lawsuits and administrative and priority tax claims. However, management believes, after considering a number of factors, including the advice of outside counsel, the nature of the contingencies to which the Company is subject and its prior experience, that although the outcome of these matters could adversely affect future operating results, the resolution of these actions will not have a material adverse effect on the Company's financial condition. As discussed in Note 13, "Restructuring and Other Nonrecurring Special Charges," the Company has recorded a liability for loss contingencies in accordance with generally accepted accounting principles.

12.      RELATED PARTY TRANSACTIONS

         In exchange for certain concessions principally arising from cancellation of the right of GPA to lease to America West 10 Airbus A320 aircraft at specified rates, GPA received on August 25, 1994, (i) 900,000 shares of Class B Common Stock; (ii) 1,384,615 warrants to purchase shares of Class B Common Stock at an exercise price of $12.74 per share; (iii) a cash payment of approximately $30.5 million and (iv) the rights to require the Company to lease up to eight aircraft of types operated by the Company, which was terminated in September 1996. During 1996, GPA sold 900,000 shares of Class B Common Stock and the Company repurchased all of the outstanding warrants (discussed in (ii) above) from GPA as part of the buyback program authorized by the Board of Directors.

         In February 1996, certain stockholders of the Company who hold shares of Class B Common Stock registered under the Company's shelf registration statement sold 7.2 million of such shares pursuant to an underwritten public offering. The selling stockholders were affiliates of TPG, Mesa, Continental and Lehman Brothers Inc., ("Lehman"). The shares offered were purchased by the selling stockholders in connection with AWA's emergence from bankruptcy in August 1994.

         The Company has entered into various aircraft acquisitions and leasing arrangements with GPA at terms comparable to those obtained from third parties for similar transactions. The Company currently leases eight aircraft from GPA and the rental payments for such leases and the eight aircraft refinanced under the America West Airlines 1996-1 Pass Through Trusts amount to $62.4 million, $68 million, and $63.3 million for the twelve months ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company was obligated to pay approximately $500 million under the GPA leases which expire at various times through the year 2013.

         As part of the Reorganization, both Continental and Mesa made an investment in the Company, and the Company entered into Alliance agreements with Continental and Mesa. Pursuant to a code-sharing agreement entered into with Mesa in December 1992, the Company collects a per-passenger charge for facilities, reservations and other services from Mesa for enplanements in Phoenix on the Mesa system. Such payments by Mesa to the Company totaled $3.5 million, $2.9 million and $2.5 million for the twelve months ended December 31, 1996, 1995 and 1994, respectively. In addition the Company is a party to agreements with Continental related to code-sharing arrangements and ground handling operations. The Company paid Continental approximately $21.7 million, $14 million and $2 million and also received approximately $13 million, $11 million and $1 million in 1996, 1995, and 1994, respectively, from Continental for such services.

13.      RESTRUCTURING AND OTHER NONRECURRING SPECIAL CHARGES

         During the third quarter of 1996, the Company recorded a nonrecurring special charge of approximately $65.1 million. Approximately $49.7 million of the charge was associated with the Company's renegotiation of an aircraft purchase agreement with AVSA (See Note 11, "Commitments and Contingencies"), the re-evaluation of its facilities, and completing its plan for the disposition of certain aircraft inventories and equipment. The charge includes $18.8 million for cancellation penalty payments, write-off of capitalized interest on advance payments; a provision for

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


maintenance costs on certain leased aircraft currently scheduled to be returned due to accelerated deliveries under the new agreement; $7.5 million to reduce the carrying value to estimated fair value of certain under-utilized facilities and $23.4 million to write-down certain aircraft related inventories and equipment to estimated fair value.

         The remaining $15.4 million of the charge represents loss contingencies based on estimated settlements of pending and threatened litigation. The $65.1 million represents the Company's best estimate of the expected charge. However, the actual charge may be different from the amount estimated.

         In December 1995, the Company recorded a $10.5 million restructuring charge. The amount includes severance costs of approximately $9.5 million for approximately 500 employees, and $1.0 million for other costs related to the outsourcing of the heavy aircraft maintenance work.

14.      CHAPTER 11 REORGANIZATION AND FRESH START REPORTING

     Chapter 11 Reorganization

         Upon the Company's emergence from bankruptcy on August 25, 1994, the partners of AmWest Partners, L.P., a limited partnership which includes TPG; Continental; and Mesa; together with Lehman and Fidelity Investments ("Fidelity"), as assignees of AmWest, invested $205.3 million in consideration for the issuance of securities by the Reorganized Company, consisting of (i) 1,200,000 shares of Class A Common Stock at a price of $7.467 per share; (ii) 12,981,636 shares of Class B Common Stock, consisting of 12,259,821 shares at a price of $7.467 per share and 721,815 shares at $8.889 per share (representing shares acquired as a result of cash elections made by unsecured creditors);
(iii) 2,769,231 warrants to purchase shares of Class B Common Stock at an exercise price of $12.74 per share and (iv) $100 million principal amount of 11 1/4% Senior Unsecured Notes, due September 1, 2001.

         The Plan of Reorganization also provided for many other matters, including the satisfaction of certain other prepetition claims in accordance with negotiated settlement agreements, the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and the release of the Company's employees from all obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Predecessor Company stock securing such obligations.

         As of December 31, 1996, distributions on $307.9 million of allowed general unsecured claims have been made. Approximately 25.6 million shares of the Company's Class B Common Stock and cash proceeds equivalent to an additional 783,936 shares have been distributed in settlement. The remaining shares will be distributed as the remaining general unsecured claims are allowed. To the extent that the total allowed amount of claims is less than the $312 million reserve set by the Bankruptcy Court, the holders of such claims will receive a supplemental distribution.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Reorganization expense recorded by the Predecessor Company consisted of the following:


                                                            PERIOD FROM
                                                           JANUARY 1 TO
                                                          AUGUST 25, 1994
                                                          ---------------
                                                           (IN THOUSANDS)
Professional fees and other expenses directly related to
   the Chapter 11 proceedings ..........................     $  31,959
Adjustments of assets and liabilities to fair value ....       166,829
Provisions for settlement of claims ....................        66,626
Reorganization success bonuses .........................        11,956
Interest income ........................................        (3,711)
                                                             ---------
                                                             $ 273,659
                                                             =========

     Fresh Start Reporting

         In connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with SOP 90-7. The fresh start reporting common equity value of $587.5 million was determined by the Company with the assistance of its financial advisors. The significant factors used in the determination of this value were analyses of industry, economic and overall market conditions and the historical and estimated performance of the Company as well as of the airline industry, discussions with various potential investors and certain other financial analyses.

         Under fresh start reporting, the reorganization value of the entity has been allocated to the Company's assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" in the accompanying balance sheet. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of income. The more significant of these adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets and increased interest expense.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The effects of the Plan and fresh start reporting on the balance sheet at the Effective Date are as follows:


                                                    PREDECESSOR                                                       REORGANIZED
                                                      COMPANY            (a)              (b)          (c)              COMPANY
                                                    -----------                                                       ------------
                                                                                       ISSUE OF
                                                    AUGUST 25,          DEBT           DEBT AND       FRESH START       AUGUST 25,
                                                       1994          DISCHARGE          STOCK         ADJUSTMENTS         1994
                                                   -----------      -----------      -----------      -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents ..................     $   156,401      $  (140,284)     $   205,956      $        --      $   222,073
  Accounts receivable, net ...................          77,682               --            6,831               --           84,513
  Expendable spare parts and supplies ........          27,715               --               --           (2,371)          25,344
  Prepaid expenses ...........................          34,540               --               --             (885)          33,655
                                                   -----------      -----------      -----------      -----------      -----------
Total current assets .........................         296,338         (140,284)         212,787           (3,256)         365,585
Property and equipment, net ..................         702,442               --               --         (138,830)         563,612
Restricted cash ..............................          30,503               --               --               --           30,503
Reorganization value in excess of amounts
  allocable to identifiable assets ...........              --               --               --          668,702          668,702
Other assets, net ............................          24,497               --            1,575           (2,449)          23,623
                                                   -----------      -----------      -----------      -----------      -----------
Total assets .................................     $ 1,053,780      $  (140,284)     $   214,362      $   524,167      $ 1,652,025
                                                   ===========      ===========      ===========      ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
Current liabilities:
  Current maturities of long-term debt .......     $   119,185      $   (65,014)     $        --      $        --      $    54,171
  Accounts payable ...........................          98,080            6,500               --              969          105,549
  Air traffic liability ......................         153,808               --               --               --          153,808
  Accrued compensation and vacation benefits .          27,443               --               --               --           27,443
  Accrued interest ...........................           5,620               --               --               --            5,620
  Accrued taxes ..............................          26,613           14,405               --               --           41,018
  Other accrued liabilities ..................          29,161               --               --               --           29,161
                                                   -----------      -----------      -----------      -----------      -----------
Total current liabilities ....................         459,910          (44,109)              --              969          416,770
Estimated liabilities subject to Chapter 11
  proceedings ................................         382,769         (382,769)              --               --               --
Long-term debt, less current maturities ......         368,939           28,934          100,000               --          497,873
Manufacturers' and deferred credits ..........          70,625               --               --           51,530          122,155
Other liabilities ............................          57,932               --               --          (30,205)          27,727
Stockholders' equity (deficiency)
  Preferred stock ............................              18               --               --              (18)              --
  Common stock, Predecessor Company ..........           6,432               --               --           (6,432)              --
  Common stock, Reorganized Company ..........              --               --              152              299              451
  Additional paid in capital .................         200,058               --          114,710          272,281          587,049
  Accumulated deficit ........................        (474,565)         257,660             (500)         217,405               --
                                                   -----------      -----------      -----------      -----------      -----------
                                                      (268,057)         257,660          114,362          483,535          587,500
  Deferred compensation and notes receivable -
    employee stock purchase plans ............          18,338               --               --          (18,338)              --
                                                   -----------      -----------      -----------      -----------      -----------
Total stockholders' equity (deficiency) ......        (286,395)         257,660          114,362          501,873          587,500
                                                   -----------      -----------      -----------      -----------      -----------
Total liabilities and stockholders' equity
  (deficiency) ...............................     $ 1,053,780      $  (140,284)     $   214,362      $   524,167      $ 1,652,025
                                                   ===========      ===========      ===========      ===========      ===========

----------

(a) To record the discharge or reclassification of prepetition obligations pursuant to the Plan of Reorganization, as well as the repayment in cash of $77.6 million of D.I.P. financing and a $62.7 million priority term loan.

(b) To record proceeds received from the issuance of new debt and equity securities and to record the preferred stock settlement payment of $500,000 and the receipt of approximately $1.1 million for the purchase of Class B Common Stock.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(c) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.

         During the reorganization period, pursuant to SOP 90-7, prepetition liabilities were reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those allowed claims may be settled and were classified as "Estimated liabilities subject to Chapter 11 proceedings." The accrual for interest on such unsecured or undersecured liabilities was discontinued from the period June 27, 1991 to August 25, 1994, the Effective Date of the Plan.

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 1996 and 1995 are as follows (in thousands of dollars except per share amounts):


                                                                     1ST           2ND          3RD          4TH
                                                                   QUARTER       QUARTER      QUARTER      QUARTER
                                                                   -------       -------      -------      -------
1996
----
Total operating revenues (a)....................................$   413,150   $   463,949  $  422,518   $   439,909
Operating income (loss) (b).....................................     34,318        62,083     (53,143)       25,408
Nonoperating expense, net.......................................     (8,898)       (8,293)     (8,377)       (8,605)
Income tax (expense) benefit....................................    (11,693)      (24,268)     15,813        (4,735)
Net income (loss)...............................................     13,727        28,417     (45,707)       12,068
Earnings (loss) per share:
  Primary.......................................................        .28           .58       (1.03)          .27
  Fully diluted.................................................        .27           .58       (1.03)          .26


                                                                     1ST           2ND          3RD          4TH
                                                                   QUARTER       QUARTER      QUARTER      QUARTER
                                                                   -------       -------      -------      -------
1995
----
Total operating revenues........................................$   345,790   $   399,916  $  408,627   $   396,309
Operating income (c)............................................     24,895        52,957      54,160        22,720
Nonoperating expense, net.......................................    (13,927)      (11,760)    (11,047)       (9,620)
Income tax expense..............................................     (5,758)      (20,324)    (20,414)       (7,112)
Net income......................................................      5,210        20,873      21,715         5,988
Earnings per share:
  Primary.......................................................        .12           .46         .46           .13
  Fully diluted.................................................        .12           .45         .45           .12

---------------

(a) During the second quarter of 1996, operating revenues include an $8 million adjustment arising from the reconciliation of estimated passenger revenues.

(b) During the third quarter of 1996, the Company recorded a nonrecurring special charge of $65.1 million. (See Note 13, "Restructuring and Other Nonrecurring Special Charges.")

(c) During the fourth quarter of 1995, the Company recorded restructuring charge of $10.5 million to provide for employee severance and related costs associated with the Company's outsourcing of its heavy aircraft maintenance.

ITEM 8B. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST
         AIRLINES, INC.

            Balance sheets of America West Airlines, Inc. as of December 31, 1996 and 1995, and the related statements of income, cash flows and stockholder's equity for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are set forth on the following pages.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
America West Airlines, Inc.:

            We have audited the accompanying balance sheets of America West Airlines, Inc. as of December 31, 1996 and 1995, and the related statements of income, cash flows and stockholder's equity for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994, in conformity with generally accepted accounting principles.

            As discussed in Note 13 to the financial statements, on August 25, 1994, America West Airlines, Inc. emerged from bankruptcy. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis of accounting than those of the Predecessor Company and, therefore, are not comparable in all respects.


                                                           KPMG Peat Marwick LLP


Phoenix, Arizona
February 28, 1997

                           AMERICA WEST AIRLINES, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)

ASSETS                                                                                       1996             1995
                                                                                             ----             ----
Current assets:
    Cash and cash equivalents .....................................................      $  137,499      $   224,367
    Short-term investments ........................................................          39,131             --
    Accounts receivable, less allowance for doubtful accounts of
         $3,091 in 1996 and $2,515 in 1995 ........................................         106,215           69,094
    Expendable spare parts and supplies, less allowance for obsolescence
         of $1,713 in 1996 and $2,115 in 1995 .....................................          21,423           28,643
    Prepaid expenses ..............................................................          47,545           43,315
                                                                                         ----------      -----------
         Total current assets .....................................................         351,813          365,419
                                                                                         ----------      -----------
Property and equipment:
    Flight equipment ..............................................................         669,654          546,591
    Other property and equipment ..................................................         107,993          104,106
    Equipment purchase deposits ...................................................          56,665           27,489
                                                                                         ----------      -----------
                                                                                            834,312          678,186
    Less accumulated depreciation and amortization ................................         163,718           76,123
                                                                                         ----------      -----------
                                                                                            670,594          602,063
                                                                                         ----------      -----------
Other assets:
    Restricted cash ...............................................................          26,433           31,694
    Reorganization value in excess of amounts allocable to identifiable assets, net         447,044          489,045
    Deferred income taxes .........................................................          74,700           74,700
    Other assets, net .............................................................          27,093           25,788
                                                                                         ----------      -----------
                                                                                            575,270          621,227
                                                                                         ----------      -----------
                                                                                         $1,597,677      $ 1,588,709
                                                                                         ==========      ===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt ..........................................      $   46,238      $    54,157
    Accounts payable ..............................................................         115,458           89,157
    Air traffic liability .........................................................         214,056          191,744
    Accrued compensation and vacation benefits ....................................          30,085           41,616
    Accrued taxes .................................................................          72,047           34,359
    Other accrued liabilities .....................................................          44,836           24,802
                                                                                         ----------      -----------
         Total current liabilities ................................................         522,720          435,835
                                                                                         ----------      -----------
Long-term debt, less current maturities ...........................................         330,148          373,964
Deferred credits and other liabilities ............................................         122,029          129,438
Commitments and contingencies
Stockholder's equity:
    Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued            --               --
    Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and
         outstanding 1,200,000 shares in 1995 .....................................            --                 12
    Class B common stock, $.01 par value. Authorized 1,000 shares; issued and outstanding 1,000 shares in 1996;  Authorized 100,000,000 shares;
         issued and outstanding 44,141,330 shares in 1995 .........................            --                441
    Additional paid-in capital ....................................................         552,643          588,927
    Retained earnings .............................................................          70,137           61,632
                                                                                         ----------      -----------
                                                                                            622,780          651,012
    Less: cost of Class B common stock in treasury, 112,000 shares in 1995 ........            --             (1,540)
                                                                                         ----------      -----------
             Total stockholder's equity ...........................................         622,780          649,472
                                                                                         ----------      -----------
                                                                                         $1,597,677      $ 1,588,709
                                                                                         ==========      ===========

                See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                                            |  PREDECESSOR
                                                                      REORGANIZED COMPANY                   |    COMPANY
                                                          ----------------------------------------------------------------
                                                                                              PERIOD FROM   |  PERIOD FROM
                                                                                              AUGUST 26 TO  | JANUARY 1 TO
                                                               YEAR ENDED DECEMBER 31,         DECEMBER 31, |  AUGUST 25,
                                                               1996              1995             1994      |     1994
                                                           -----------       -----------       ---------    |  ---------
                                                                                                            |
Operating revenues:                                                                                         |
    Passenger .......................................      $ 1,637,762       $ 1,452,261       $ 437,775    |  $ 882,140
    Cargo ...........................................           46,519            44,425          16,648    |     27,645
    Other ...........................................           55,245            53,956          15,343    |     29,243
                                                           -----------       -----------       ---------    |  ---------
        Total operating revenues ....................        1,739,526         1,550,642         469,766    |    939,028
                                                           -----------       -----------       ---------    |  ---------
Operating expenses:                                                                                         |
    Salaries and related costs ......................          385,840           382,032         117,562    |    213,722
    Aircraft rents ..................................          202,237           173,571          54,983    |    105,547
    Other rents and landing fees ....................          111,947           108,264          35,839    |     68,163
    Aircraft fuel ...................................          233,522           174,195          58,165    |    100,646
    Agency commissions ..............................          133,015           124,146          37,265    |     78,988
    Aircraft maintenance materials and repairs ......          125,768            65,925          17,590    |     28,109
    Depreciation and amortization ...................           52,937            49,083          15,538    |     56,694
    Amortization of reorganization value in excess of                                                       |
       amounts applicable to identifiable assets ....           25,263            31,958          11,145    |       --
    Restructuring and other nonrecurring                                                                    |
       special charges ..............................           65,098            10,500            --      |       --
    Other ...........................................          335,233           276,236          82,808    |    179,653
                                                           -----------       -----------       ---------    |  ---------
          Total operating expenses ..................        1,670,860         1,395,910         430,895    |    831,522
                                                           -----------       -----------       ---------    |  ---------
                                                                                                            |
Operating income ....................................           68,666           154,732          38,871    |    107,506
                                                           -----------       -----------       ---------    |  ---------
                                                                                                            |
Nonoperating income (expenses):                                                                             |
    Interest income .................................           12,861            15,045           3,834    |        470
    Interest expense (contractual interest of $44,747                                                       |
       for the period ended August 25, 1994) ........          (46,866)          (58,598)        (22,636)   |    (33,998)
    Gain (loss) on disposition of property and                                                              |
        equipment ...................................            1,288            (2,734)           (398)   |     (1,659)
    Reorganization expense, net .....................             --                --              --      |   (273,659)
    Other, net ......................................           (1,456)              (67)             65    |        131
                                                           -----------       -----------       ---------    |  ---------
          Total nonoperating expenses, net ..........          (34,173)          (46,354)        (19,135)   |   (308,715)
                                                           -----------       -----------       ---------    |  ---------
                                                                                                            |
          Income (loss) before income taxes and                                                             |
              extraordinary items ...................           34,493           108,378          19,736    |   (201,209)
Income taxes ........................................           24,883            53,608          11,890    |      2,059
                                                           -----------       -----------       ---------    |  ---------
          Income (loss) before extraordinary items ..            9,610            54,770           7,846    |   (203,268)
Extraordinary items, net of tax .....................           (1,105)             (984)           --      |    257,660
                                                           -----------       -----------       ---------    |  ---------
          Net income ................................      $     8,505       $    53,786       $   7,846    |  $  54,392
                                                           ===========       ===========       =========    |  =========

                See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          REORGANIZED COMPANY                       |  PREDECESSOR
                                                                                                                    |    COMPANY
                                                                       -------------------------------------------------------------
                                                                                                       PERIOD FROM  |  PERIOD FROM
                                                                                                      AUGUST 26 TO  | JANUARY 1 TO
                                                                         YEAR ENDED DECEMBER 31,       DECEMBER 31, |   AUGUST 25,
                                                                          1996            1995            1994      |     1994
                                                                       ---------       ---------       ---------    |  ---------
                                                                                                                    |
Cash flows from operating activities:                                                                               |
   Net income ......................................................   $   8,505       $  53,786       $   7,846    |  $  54,392
   Adjustments to reconcile net income to net cash provided by                                                      |
      (used in) operating activities:                                                                               |
      Depreciation and amortization ................................      52,937          49,083          15,538    |     56,694
      Amortization of  capitalized maintenance .....................      39,679          11,934             356    |       --
      Amortization of reorganization value .........................      25,263          31,958          11,145    |       --
      Income taxes attributable to reorganization items and other ..      23,091          52,913          11,854    |       --
      Amortization of deferred credits .............................     (11,563)        (10,952)         (3,961)   |     (2,966)
      Nonrecurring special charge ..................................      65,098            --              --      |       --
      Reorganization items .........................................        --              --              --      |    185,226
      Extraordinary items ..........................................       1,105             984            --      |   (257,660)
      Other ........................................................       2,099           7,199           1,576    |      1,276
Changes in operating assets and liabilities:                                                                        |
   Decrease (increase) in accounts receivable, net .................     (37,121)        (11,172)         27,439    |    (18,769)
   Decrease (increase) in expendable spare parts and supplies, net .      (3,793)         (4,819)          1,165    |        397
   Decrease (increase) in prepaid expenses .........................      (1,467)        (14,031)          4,371    |      1,284
   Decrease (increase) in other assets, net ........................      (3,173)         (7,312)        (10,635)   |     12,971
   Increase (decrease) in accounts payable .........................      26,301          10,308         (17,289)   |    (15,557)
   Increase (decrease) in air traffic liability ....................      22,312          64,388         (26,452)   |     30,510
   Increase (decrease) in accrued compensation and vacation benefits     (11,531)         25,840         (11,667)   |     15,739
   Increase (decrease) in accrued taxes ............................      37,688           7,298          (2,104)   |     25,999
   Increase (decrease) in other accrued liabilities ................       8,315            (663)        (13,785)   |     67,429
   Increase (decrease) in other liabilities ........................     (13,411)         (6,314)          2,521    |    (14,749)
                                                                       ---------       ---------       ---------    |  ---------
      Net cash provided by (used in) operating activities ..........     230,334         260,428          (2,082)   |    142,216
                                                                       ---------       ---------       ---------    |  ---------
Cash flows from investing activities:                                                                               |
   Purchases of property and equipment .............................    (155,742)       (107,387)        (14,658)   |    (61,271)
   Increase in short-term investments ..............................     (39,131)           --              --      |       --
   Other ...........................................................      (4,082)             (9)            600    |        334
                                                                       ---------       ---------       ---------    |  ---------
      Net cash used in investing activities ........................    (198,955)       (107,396)        (14,058)   |    (60,937)
                                                                       ---------       ---------       ---------    |  ---------
Cash flows from financing activities:                                                                               |
   Proceeds from issuance of debt ..................................        --            29,300            --      |    100,000
   Repayment of debt ...............................................     (79,216)       (137,421)        (23,355)   |   (173,699)
   Issuance of common stock ........................................       3,074           1,545               3    |    114,862
   Debt issuance cost ..............................................        --            (3,130)           --      |       --
   Acquisition of treasury stock ...................................     (23,964)         (1,540)           --      |       --
   Acquisition of warrants .........................................     (18,141)           --              --      |       --
                                                                       ---------       ---------       ---------    |  ---------
      Net cash provided by (used in) financing activities ..........    (118,247)       (111,246)        (23,352)   |     41,163
                                                                       ---------       ---------       ---------    |  ---------
      Net increase (decrease) in cash and cash equivalents .........     (86,868)         41,786         (39,492)   |    122,442
                                                                       ---------       ---------       ---------    |  ---------
Cash and cash equivalents at beginning of period ...................     224,367         182,581         222,073    |     99,631
                                                                       ---------       ---------       ---------    |  ---------
Cash and cash equivalents at end of period .........................   $ 137,499       $ 224,367       $ 182,581    |  $ 222,073
                                                                       =========       =========       =========    |  =========
Cash, cash equivalents and short-term investments at end of period .   $ 176,630       $ 224,367       $ 182,581    |  $ 222,073
                                                                       =========       =========       =========    |  =========

                See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995, THE PERIOD AUGUST 26 THROUGH
    DECEMBER 31, 1994, AND THE PERIOD JANUARY 1 THROUGH AUGUST 25, 1994
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                        CONVERTIBLE   CLASS A   CLASS B               ADDITIONAL
                                                          PREFERRED   COMMON    COMMON    COMMON       PAID-IN
                                                           STOCK       STOCK    STOCK     STOCK        CAPITAL
                                                        -----------  --------  --------  --------     ----------
BALANCE AT JANUARY 1, 1994 ..........................    $      18     $--      $--       $ 6,323     $ 197,010
                                                         ---------     ----     -----     -------     ---------
Issuance of 336,277 shares of common stock
     pursuant to convertible preferred stock
     dividends ......................................         --        --       --            84         2,932
Employee stock purchase plan:
     Cancellation of 7,678 shares of common stock at:
        $1.19-$4.03 per share .......................         --        --       --            (2)          (49)
        Deferred compensation .......................         --        --       --          --              (1)
Issuance of 108,825 shares of common stock
     pursuant to exercise of stock options ..........         --        --       --            27           166
Net income ..........................................         --        --       --          --            --
Eliminate predecessor equity accounts in
     connection with fresh start ....................          (18)     --       --        (6,432)     (200,058)
Eliminate employee stock receivable .................         --        --       --          --            --
Record excess of reorganization value over
     identifiable assets ............................         --        --       --          --            --
Sale of 1,200,000 shares of Class A common
     stock and 14,000,000 shares of Class B
     common stock ...................................         --         12       140        --         114,710
Issuance of 29,925,000 shares of new Class B
     common stock ...................................         --        --        299        --         472,339
                                                         ---------     ----     -----     -------     ---------
BALANCE AT AUGUST 25, 1994 ..........................         --         12       439        --         587,049
                                                         ---------     ----     -----     -------     ---------
Issuance of common stock ............................         --        --       --          --             100
Net income ..........................................         --        --       --          --            --
                                                         ---------     ----     -----     -------     ---------
BALANCE AT DECEMBER 31, 1994 ........................         --         12       439        --         587,149
                                                         ---------     ----     -----     -------     ---------
Issuance of 4,057 shares and 170,667 shares of
     common stock pursuant to the exercise of
     stock warrants and stock options ...............         --        --          2        --           1,543
Issuance of 30,334 shares of restricted stock .......         --        --       --          --             235
Acquisition of 112,000 shares of treasury
      stock at:
     $13.63-$14.00 per share ........................         --        --       --          --            --
Net income ..........................................         --        --       --          --            --
                                                         ---------     ----     -----     -------     ---------
BALANCE AT DECEMBER 31, 1995 ........................         --         12       441        --         588,927
                                                         ---------     ----     -----     -------     ---------
Issuance of 12,725 shares and 314,001 shares of
     common stock pursuant to the exercise of
     stock warrants and stock options ...............         --        --          3        --           3,071
Issuance of 158,000 shares of restricted stock ......         --        --          2        --           2,761
Acquisition and issuance of treasury
     stock at:
     $13.63-$21.88 per share ........................         --        --       --          --             649
Repurchase of 2,187,475 warrants at $8.29
     per warrant ....................................         --        --       --          --         (18,141)
Net income ..........................................         --        --       --          --            --
Purchase of stock option from Holdings ..............         --        --       --          --         (62,373)
Contribution of capital by Holdings .................         --        --       --          --          62,400
Reorganization as wholly- owned subsidiary of
     Holdings .......................................         --        (12)     (446)       --         (24,651)
                                                         ---------     ----     -----     -------     ---------
BALANCE AT DECEMBER 31, 1996 ........................    $    --       $--      $--       $  --       $ 552,643
                                                         =========     ====     =====     =======     =========

                                                                                    DEFERRED
                                                                                  COMPENSATION
                                                                                    AND NOTES
                                                          RETAINED      CLASS B    RECEIVABLE-
                                                          EARNINGS/    TREASURY   EMPLOYEE STOCK
                                                         (DEFICIT)      STOCK     PURCHASE PLANS     TOTAL
                                                        -----------  -----------  --------------   ---------
BALANCE AT JANUARY 1, 1994 ..........................    $(438,626)    $   --       $(18,987)      $(254,262)
                                                         ---------     --------     --------       ---------
Issuance of 336,277 shares of common stock
     pursuant to convertible preferred stock
     dividends ......................................         --           --           --             3,016
Employee stock purchase plan:
     Cancellation of 7,678 shares of common stock at:
        $1.19-$4.03 per share .......................         --           --             43              (8)
        Deferred compensation .......................         --           --            606             605
Issuance of 108,825 shares of common stock
     pursuant to exercise of stock options ..........         --           --           --               193
Net income ..........................................       54,392         --           --            54,392
Eliminate predecessor equity accounts in
     connection with fresh start ....................      206,508         --           --              --
Eliminate employee stock receivable .................      (18,338)        --         18,338            --
Record excess of reorganization value over
     identifiable assets ............................      668,702         --           --           668,702
Sale of 1,200,000 shares of Class A common
     stock and 14,000,000 shares of Class B
     common stock ...................................         --           --           --           114,862
Issuance of 29,925,000 shares of new Class B
     common stock ...................................     (472,638)         --           --             --
                                                         ---------     --------     --------       ---------
BALANCE AT AUGUST 25, 1994 ..........................         --           --           --           587,500
                                                         ---------     --------     --------       ---------
Issuance of common stock ............................         --           --           --               100
Net income ..........................................        7,846         --           --             7,846
                                                         ---------     --------     --------       ---------
BALANCE AT DECEMBER 31, 1994 ........................        7,846         --           --           595,446
                                                         ---------     --------     --------       ---------
Issuance of 4,057 shares and 170,667 shares of
     common stock pursuant to the exercise of
     stock warrants and stock options ...............         --           --           --             1,545
Issuance of 30,334 shares of restricted stock .......         --           --           --               235
Acquisition of 112,000 shares of treasury
      stock at:
     $13.63-$14.00 per share ........................         --         (1,540)        --            (1,540)
Net income ..........................................       53,786         --           --            53,786
                                                         ---------     --------     --------       ---------
BALANCE AT DECEMBER 31, 1995 ........................       61,632       (1,540)        --           649,472
                                                         ---------     --------     --------       ---------
Issuance of 12,725 shares and 314,001 shares of
     common stock pursuant to the exercise of
     stock warrants and stock options ...............         --           --           --             3,074
Issuance of 158,000 shares of restricted stock ......         --           --           --             2,763
Acquisition and issuance of treasury
     stock at:
     $13.63-$21.88 per share ........................         --        (23,569)        --           (22,920)
Repurchase of 2,187,475 warrants at $8.29
     per warrant ....................................         --           --           --           (18,141)
Net income ..........................................        8,505         --           --             8,505
Purchase of stock option from Holdings ..............         --           --           --           (62,373)
Contribution of capital by Holdings .................         --           --           --            62,400
Reorganization as wholly- owned subsidiary of
     Holdings .......................................         --         25,109         --                --
                                                         ---------     --------     --------       ---------
BALANCE AT DECEMBER 31, 1996 ........................    $  70,137     $   --       $   --         $ 622,780
                                                         =========     ========     ========       =========


                See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995, AND 1994

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            America West Holdings Corporation ("Holdings"), a Delaware corporation, became the holding company for America West Airlines, Inc. ("AWA" or the "Company"), effective midnight, December 31, 1996. Holdings' primary business activity is ownership of all the capital stock of AWA, the ninth largest commercial airline carrier in the United States serving more than 90 destinations in the U.S., Canada and Mexico.

      (a)  Basis of Presentation

            The accompanying financial statements include the accounts of America West Airlines, Inc., a wholly-owned subsidiary of Holdings. America West Airlines, Inc., D.I.P. (the "Predecessor Company") filed a voluntary petition on June 27, 1991, to reorganize under Chapter 11 of the Federal Bankruptcy Code. On August 10, 1994, the Plan of Reorganization ("Plan"), filed by the Predecessor Company, was confirmed and became effective on August 25, 1994 (the "Effective Date"). On August 25, 1994, AWA, (the "Reorganized Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statements of income have not been prepared on a consistent basis with such pre-reorganization financial statements and are not comparable in all respects to financial statements prior to reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be August 26, 1994. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

       (b)  Cash and Cash Equivalents

            Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. The debt instruments are classified as held-to-maturity and are carried at amortized cost which approximates fair value. (See Note 8, "Investments in Debt Securities.")

      (c)   Short-term Investments

            Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value. (See Note 8, "Investments in Debt Securities.")

      (d)   Expendable Spare Parts and Supplies

            Flight equipment expendable spare parts and supplies are valued at average cost. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

      (e)   Property and Equipment

            Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. No interest was capitalized in the year ended December 31, 1996 due to the pending restructuring of the aircraft purchase agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA") (See Note 10, "Commitments and Contingencies"). Interest capitalized for the year ended December 31, 1995 was $2.7 million. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

            The estimated useful lives for the Company's ground property and equipment range from three to 12 years for owned property and equipment and to 30 years for the reservation and training center and technical support facilities. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from 11 to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

       (f)  Restricted Cash

            Restricted cash includes cash deposits securing certain letters of credit.

       (g)  Aircraft Maintenance and Repairs

            Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense for the Reorganized Company as part of fresh start reporting and in depreciation and amortization expense for the Predecessor Company. The balance of capitalized maintenance relating to aircraft and engines was reduced as part of the revaluation of property and equipment and operating leases under fresh start reporting.

            Additionally, a provision for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has been recorded.

       (h) Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

            Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1996 and 1995 was $68.4 million and $43.1 million, respectively. During the years ended December 31, 1996 and 1995, reductions in reorganization value of $16.7 million and $50 million were recorded as a result of the utilization of the Predecessor Company tax attributes including net operating loss carryforwards. Additionally, in 1995 the Company established a deferred tax asset, which reduced reorganization value by $74.7 million. The Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

       (i)  Frequent Flyer Awards

            The Company maintains a frequent travel award program known as "FlightFund" that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

       (j)  Deferred Credit-Operating Leases

            Operating leases were adjusted to fair market value at the Effective Date. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1996 and 1995, the unamortized balance of the deferred credit was $95.6 million and $107.2 million, respectively.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       (k)  Passenger Revenue

            Passenger revenue is recognized when the transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

       (l)  Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (m)  Use of Estimates

            Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (n)  Advertising Costs

            The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1996, 1995 and for the combined period ending December 31, 1994 was $26.6 million, $25.2 million and $23.8 million, respectively.

       (o)  Reclassification

            Certain reclassifications have been made in the prior year's financial statements to conform them to the current presentation.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

2.          LONG-TERM DEBT

            Long-term debt at December 31 consists of the following:

                                                                                            1996         1995
                                                                                         -----------  ----------
                                                                                             (IN THOUSANDS)
SECURED
Notes payable, primarily fixed interest rates of 9.53% to 10.79%, averaging 10.32%,
     installments due 1999 through 2008 ...............................................    $234,494    $274,751
Borrowings under lines of credit, floating interest rates of Prime + 1% to three months
     LIBOR +4%, averaging 9.42%, installments due through 1999.  No available
     borrowings remain ................................................................       8,277      14,794
Industrial development revenue bonds, variable interest rate of 2.9% to 5.6%, averaging
     3.83%, due 2016(a) ...............................................................      29,300      29,300
                                                                                           --------    --------
                                                                                            272,071     318,845
                                                                                           --------    --------
UNSECURED
10 3/4% Senior Notes, face amount of $50 million, interest only payment until
     due in 2005(b) ...................................................................      48,197      71,984
Notes payable, interest rates of 8% to 90-day LIBOR +3%, averaging 8.39%,
     installments due through 2000 ....................................................      55,910      36,708
Other .................................................................................         208         584
                                                                                           --------    --------
                                                                                            104,315     109,276
                                                                                           --------    --------
Total long-term debt ..................................................................     376,386     428,121
Less:  current maturities .............................................................      46,238      54,157
                                                                                           --------    --------
                                                                                           $330,148    $373,964
                                                                                           ========    ========

(a) The industrial development revenue bonds are backed by an irrevocable direct pay letter of credit issued by the Industrial Bank of Japan, Limited, Los Angeles Agency; the letter of credit is secured by the Company's maintenance facility and related improvements, seventeen spare engines and a flight simulator with a combined net book value of $42.1 million and a pledge of $3.2 million in cash.

            The interest rate varies weekly and from January 1, 1996 to December 31, 1996 ranged from 2.9% to 5.6%. The bondholders have the right to put the bonds back to the Company on a weekly basis if the bonds bear interest at the weekly rate or monthly if the bonds bear interest at a monthly rate. If the bonds are put back to the Company, the remarketing agent or the transfer agent will, at the direction of the Company, remarket such bonds. Any bonds not remarketed will be retired utilizing the $29.9 million letter of credit which represents the principal plus 60 days of interest at a maximum rate of 12%. The letter of credit was extended in November 1996 for one year and is subject to mandatory redemption under certain circumstances. The estimated annual cost for the letter of credit is approximately $1.1 million.

(b) In June 1996, the Company prepaid $25 million in principal of the 10 3/4% Senior Notes. The 10 3/4% Senior Notes mature on September 1, 2005 and interest is payable in arrears semi-annually commencing on March 1, 1996. The 10 3/4% Senior Notes may be redeemed at the option of the Company on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


SEPTEMBER 1,                                                 PERCENTAGE
------------                                                 ----------
2000....................................................      105.375%
2001....................................................      103.583%
2002....................................................      101.792%
2003 and thereafter.....................................      100.000%

            Secured financings totaling $272.1 million are collateralized by assets, primarily aircraft and engines, with a net book value of $388.5 million at December 31, 1996.

            At December 31, 1996, the estimated maturities of long-term debt are as follows:

                                                                 (IN THOUSANDS)
1997.......................................................       $      46,238
1998.......................................................              43,210
1999.......................................................              70,430
2000.......................................................              28,000
2001.......................................................              20,720
Thereafter.................................................             167,788
                                                                  -------------
                                                                  $     376,386
                                                                  =============

            Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which the Company was in compliance at December 31, 1996.

3.          CAPITAL STOCK

            Effective midnight, December 31, 1996, AWA became a wholly owned subsidiary of Holdings and each share of AWA Class A and Class B Common Stock and options to purchase Class B Common Stock were exchanged for one share of Holdings Class A or Class B Common Stock and options to purchase Class B Common Stock. Holdings' Class B Common Stock is listed on the New York Stock Exchange.

            On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants are exercisable by the holders any time before August 25, 1999 and 10.4 million shares of Class B Common Stock have been reserved for the exercise of these warrants. In May 1996, approximately 2.2 million warrants were repurchased by AWA for approximately $18 million. As of December 31, 1996, 17,054 warrants have been exercised at $12.74 per share. Pursuant to their terms, as part of the holding company formation transaction the AWA warrants became rights to acquire shares of Holdings Class B Common Stock. AWA has made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable due December 31, 2005 with an interest rate of 11%.

            Subsequently, Holdings made a capital contribution to AWA issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%. AWA has the right on December 31, 2005 to repay all or a portion of the then outstanding principal balance of its note payable by offsetting by an equal amount the then outstanding principal balance of its note receivable and thus, these notes have been offset in the accompanying financial statements in accordance with applicable accounting standards.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


4.          EMPLOYEE BENEFIT PLAN

            The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $9,500 in 1996. The Company's matching contribution is 50% of a participant's contributions up to 6% of the participant's annual pretax earnings or 25% of a participant's contributions, whichever is greater. The Company's contribution expense to the plan totaled $5.9 million, $5.9 million and $3.8 million in 1996, 1995 and the combined 1994 period, respectively.

5.          FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a)         Fair Value of Financial Instruments

      Cash Equivalents and Short-term Investments

            The carrying amount approximates fair value because of the short-term maturity of these instruments.

      Long-term Debt

            At December 31, 1996 and 1995, the fair value of long-term debt was approximately $379 million and $431 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

(b)         Fuel Price Risk Management

            The Company is exposed to risk from fluctuating jet fuel prices. To manage this risk, the Company implemented a fuel hedging program in late 1996. Oversight of this program is the responsibility of the Fuel Hedge Committee ("FHC"), a group of the Company's senior officers, which sets acceptable levels of risk and reviews hedging activities. Under the program, the Company may enter into certain cap and swap transactions with approved counterparties for a period not to exceed twelve months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 1996, there were no transactions outstanding.

            The Company is exposed to credit risks in the event any counterparty fails to meet its obligations. The Company does not anticipate such non-performance as counterparties are selected based on credit ratings, exposure to any one counterparty is limited based on formal guidelines and the relative market positions with such counterparty are monitored by the FHC.

(c)         Concentration of Credit Risk

            The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company's receivables result from tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on AWA. These receivables are short-term, generally being settled shortly after the sale.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


6.          INCOME TAXES

            The Company recorded income tax expense for the periods shown below (exclusive of extraordinary items) as follows:

                                                                             |  PREDECESSOR
                                                     REORGANIZED COMPANY     |    COMPANY
                                    ---------------------------------------- |  ------------
                                                                PERIOD FROM  |  PERIOD FROM
                                                                AUGUST 26 TO | JANUARY 1 TO
                                    YEAR ENDED DECEMBER 31,     DECEMBER 31, |  AUGUST 25,
                                       1996           1995         1994      |     1994
                                      -------        ------     ------------ |  ------------
                                                         (IN THOUSANDS)      |
                                                                             |
Current Taxes:                                                               |
    Federal ......................    $   943       $   505       $  --      |   $1,869
    State ........................        849           190            36    |      190
                                      -------       -------       -------    |   ------
            Total current taxes ..      1,792           695            36    |    2,059
                                      -------       -------       -------    |   ------
Deferred taxes ...................       --            --            --      |     --
                                      -------       -------       -------    |   ------
Income taxes attributable to                                                 |
    reorganization items and other     23,091        52,913        11,854    |     --
                                      -------       -------       -------    |   ------
Total income tax expense .........    $24,883       $53,608       $11,890    |   $2,059
                                      =======       =======       =======    |   ======

            With respect to the years ended December 31, 1996 and 1995 and the period August 26, 1994 through December 31, 1994, income tax expense pertains both to income before extraordinary items as well as certain adjustments necessitated by the effectiveness of the Plan and the resultant fresh start adjustments to the Company's financial statements. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the Predecessor Company that serve to reduce the Company's actual income tax liability. The excess of financial expense over the Company's actual income tax liability ($16.7 million for 1996) is applied to reduce the carrying balance of the Company's reorganization value in excess of amounts allocable to identifiable assets.

            For the years ended December 31, 1996 and 1995, the Company recognized income tax benefit of $918,000 and $984,000, respectively, arising from extraordinary charges. For the periods January 1, 1994 through August 25, 1994 and August 26 through December 31, 1994, income tax expense pertains solely to income before extraordinary item. No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is not subject to income taxation.

            Income tax expense, exclusive of extraordinary items, recorded for the periods shown below, differs from amounts computed at the federal statutory income tax rate as follows:

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                                                     | PREDECESSOR
                                                     REORGANIZED COMPANY             |   COMPANY
                                              ------------------------------------   |  -----------
                                                                       PERIOD FROM   |  PERIOD FROM
                                                                      AUGUST 26 TO   | JANUARY 1 TO
                                              YEAR ENDED DECEMBER 31,  DECEMBER 31,  |  AUGUST 25,
                                                  1996       1995         1994       |     1994
                                                -------     ------     -----------   |  -----------
                                                               (IN THOUSANDS)        |
                                                                                     |
Income tax expense at U.S. statutory rate ..    $12,073    $ 37,932     $  6,908     |   $ 19,758
State income taxes, net of federal income                                            |
    tax benefit ............................      1,984       4,505        1,663     |        190
Nondeductible amortization of reorganization                                         |
    value in excess of amounts allocable                                             |
    to identifiable assets .................      8,842      11,188        3,901     |       --
Benefit of loss carryforwards ..............       --          --           --       |    (17,889)
Other, net .................................      1,984         (17)        (582)    |       --
                                                -------    --------     --------     |   --------
    Total ..................................    $24,883    $ 53,608     $ 11,890     |   $  2,059
                                                =======    ========     ========     |   ========

            As of December 31, 1996, the Company has available net operating loss, business tax credit and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $498.7 million, $12.7 million and $1.2 million, respectively. The net operating loss carryforwards expire during the years 1999 through 2009 while the business credit carryforwards expire during the years 1997 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Company's Plan of Reorganization, the Company's ability to utilize its net operating loss and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

       Composition of Deferred Tax Items:

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                                                               1996         1995
                                                                            ---------     ---------
                                                                                (IN THOUSANDS)
Deferred income tax liabilities:
      Property and equipment, principally depreciation and "fresh start"
        differences ....................................................    $(111,989)    $ (89,766)
                                                                            ---------     ---------
Deferred tax assets:
     Aircraft leases ...................................................       32,789        39,812
     Reorganization expenses ...........................................       21,356        23,591
     Net operating loss carryforwards ..................................      190,548       203,879
     Tax credit carryforwards ..........................................       13,861        13,777
     Other .............................................................       16,568        14,240
                                                                            ---------     ---------
         Total deferred tax assets .....................................      275,122       295,299
                                                                            ---------     ---------
Valuation allowance ....................................................      (88,433)     (130,833)
                                                                            ---------     ---------
      Net deferred tax asset ...........................................    $  74,700     $  74,700
                                                                            =========     =========

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

            SFAS 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. In 1996 the Company reduced the valuation allowance by $42.4 million from its 1995 balance principally for the portion of its net operating loss carryforwards (a Predecessor Company tax attribute) that it anticipates will, more likely than not, be utilized. The remaining valuation allowance of $88.4 million is necessary as at this time, the Company has not determined it is more likely than not that the balance of the deferred tax assets will be realized. The Company continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, the Company were to recognize additional tax benefits related to items attributable to the Predecessor Company such as net operating loss and other carryforwards, such benefits would be applied to further reduce reorganization value in excess of amounts allocable to identifiable assets.

7.          SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

            Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                                                                               | PREDECESSOR
                                                                                     REORGANIZED COMPANY       |   COMPANY
                                                                         ------------------------------------- | -----------
                                                                                                  PERIOD FROM  | PERIOD FROM
                                                                                                  AUGUST 26 TO | JANUARY 1 TO
                                                                         YEAR ENDED DECEMBER 31,  DECEMBER 31, | AUGUST 25,
                                                                             1996       1995         1994      |    1994
                                                                           -------     ------     -----------  | -----------
                                                                                    (IN THOUSANDS)             |
                                                                                                               |
Non-cash transactions:                                                                                         |
    Notes payable issued to seller ...................................     $26,112      $ 5,723      $  --     |   $  --
    Accrued interest reclassified to                                                                           |
            long-term debt ...........................................        --             65         --     |     5,563
    Issuance of stock as success bonus ...............................        --           --           --     |     1,224
    Equipment acquired through capital leases ........................        --           --           --     |       138
                                                                                                               |
Cash transactions:                                                                                             |
    Interest paid, net of amounts capitalized ........................      37,555       50,293       11,262   |    29,253
    Income taxes paid ................................................         498          795          425   |     1,253

Cash flows from reorganization items in connection with the Chapter 11 proceedings included interest received on cash accumulations of $3.7 million and professional fees paid for services rendered of $23.6 million.

8.          INVESTMENTS IN DEBT SECURITIES

            Cash equivalents and short-term investments consist of highly liquid debt instruments with original maturities of three months or less while short-term investments consists of highly liquid debt instruments with original maturities in excess of three months. The highly liquid debt instruments as of December 31 are classified as follows:

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                                                           1996          1995
                                                                                        ----------    ----------
                                                                                             (IN THOUSANDS)
Held to Maturity:
     Debt securities issued by the U.S. Treasury and other U.S. government agencies      $ 36,973      $129,288
     Bankers acceptances ..........................................................        49,141        37,686
     Corporate debt securities ....................................................        90,418        20,466
     Other debt securities ........................................................            98         1,341
                                                                                         --------      --------
                                                                                          176,630       188,781
     Cash .........................................................................          --          35,586
                                                                                         --------      --------
                Total cash, cash equivalents and short-term investments ...........      $176,630      $224,367
                                                                                         ========      ========

9.          EXTRAORDINARY GAINS AND LOSSES

            In June 1996, the Company had an extraordinary loss of $1.1 million net of an income tax benefit of $918,000 for the write-off of debt issuance cost relating to the prepayment of $25 million of its 10 3/4% Senior Notes. In August 1995, the Company had an extraordinary loss of $984,000, net of a tax benefit of $984,000 for the write-off of debt issuance cost relating to the prepayment of $48 million of its $123 million 11 1/4% Senior Notes and the exchange of the remaining $75 million of such notes for $75 million of 10 3/4% Senior Notes.

            The extraordinary gain recorded in the period January 1 through August 25, 1994 includes $257.7 million from the discharge of indebtedness pursuant to the consummation of the Plan of Reorganization. No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is not subject to income taxation.

10.         COMMITMENTS AND CONTINGENCIES

      (a)  Leases

            As of December 31, 1996, the Company had 82 aircraft under operating leases with remaining terms ranging from five months to approximately 22 years. The Company has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the Company's aircraft lessors have the option to call their respective aircraft. Usually, if such call options are exercised, the Company has the right of first refusal to retain the aircraft. None of these options have been exercised and the last of these call options expires in July 1997. The Company does not believe that the possible exercise of any or all of these options will have a material effect on its operations. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments and provide the aircraft lessor the option to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

            At December 31, 1996, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                                                               (IN THOUSANDS)
              1997........................................................    $        237,545
              1998........................................................             201,575
              1999........................................................             188,575
              2000........................................................             176,186
              2001........................................................             154,127
              Thereafter..................................................             920,002
                                                                              ----------------
                                                                              $      1,878,010
                                                                              ================

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



            Rent expense (excluding landing fees) was approximately $281 million, $251 million, $81 million and $154 million for the years ended December 31, 1996 and 1995, for the period August 26 through December 31, 1994, and the period January 1 through August 25, 1994, respectively.

            Collectively, the operating lease agreements require security deposits with lessors of $9.7 million and bank letters of credit of $17.6 million. The letters of credit are collateralized by $17.6 million of restricted cash as of December 31, 1996 and 1995.

       (b)  Revenue Bonds

            Special facility revenue bonds issued by a municipality have been used to fund the acquisition of leasehold improvements at the Phoenix Sky Harbor airport which have been leased by the Company. Under the operating lease agreements, the Company is required to make rental payments sufficient to pay principal and interest when due on the bonds.

            Pursuant to the agreement, payment of principal and interest at 8.3% on the Series 1994A Bonds ends on January 1, 2006 while payment of principal and interest at 8.2% on the Series 1994B Bonds ends on January 1, 1999. At December 31, 1996, the outstanding balance of Series 1994 Bonds was $16.1 million.

       (c)  Aircraft Acquisitions

            In September 1996, the Company and AVSA signed a term sheet (the "AVSA Term Sheet"), which, subject to the satisfaction of a number of conditions provides for the restructuring of the Company's arrangements with AVSA, and specifically that (i) the number of aircraft ordered by the Company would be increased from 22 to 34 (including 24 A320 aircraft and 10 A319 aircraft), (ii) the orders subject to cancellation would be increased from five to 12 (resulting in the Company being committed to purchase 12 A320s and 10 A319s), (iii) AVSA and the manufacturer of the engines for the aircraft would agree to provide certain financing support for 16 of the 22 firm orders, and (iv) the financing terms and conditions under which aircraft would be purchased would be improved from the Company's perspective. There can be no assurance that the conditions to the restructuring of the Company's arrangements with AVSA will be satisfied or that a final agreement will be reached or finalized in the form described above.

            At December 31, 1996, the Company had commitments to AVSA, for a total of 22 Airbus A320-200 aircraft with delivery dates that fall in the years 1999 through 2001. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% annual price escalation, the Company estimates such aggregate net cost to be approximately $1.1 billion. The Company has the option to cancel without cause up to five of these aircraft. If the Company exercised its existing rights to cancel five aircraft under the AVSA agreement, the aggregate net cost (based upon the assumptions described above) of commitments under such agreement would be reduced to approximately $850 million.

            In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on certain of the A320 fleet. Such engines have an estimated aggregate cost of $42 million.

            The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include the progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                                  (IN THOUSANDS)
1997........................................................      $        63,134
1998........................................................              106,218
1999........................................................              264,707
2000........................................................              297,368
2001........................................................              328,207
                                                                  ---------------
                                                                  $     1,059,634
                                                                  ===============

            At December 31, 1996, the Company has significant capital commitments for a number of aircraft, as discussed above. Although the Company has arranged for financing for up to one-half of such commitment, the Company will require substantial capital from external sources to meet the remaining financial commitments. The Company intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft and other capital requirements. A default by the Company under any such commitment could have a material adverse effect on the Company.

            In November 1996, the America West Airlines 1996-1 Pass Through Trusts issued $218.6 million of Pass Through Certificates, representing fractional undivided interests in such trusts. The certificates were issued in connection with the refinancing of eight Airbus A320 aircraft and three IAE V2500 spare jet engines. The combined effective interest rate on the financing was 7.05%. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft and engines leased to the Company. Under the arrangements, the financial benefits of the transactions are shared among the Company, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA Group plc ("GPA"), the original lessees under the restructured leases. Benefit to the Company include the agreed termination of arrangements with GPA pursuant to which GPA could cause the Company to lease up to four aircraft under a put agreement over the balance of the decade and a reduction in rental expense approximating $500,000 per year.

            The Pass Through Certificates were issued by separate pass through trusts. The equipment notes are secured by a security interest in the aircraft and engines and an assignment of the Company's leases. Neither the equipment notes nor the pass through certificates are direct obligations of, or guaranteed by, the Company, and the corresponding debt and interest expense are not included in the Company's consolidated financial statements.

      (d)   Contingent Legal Obligations

            Certain administrative and priority tax claims are pending against the Company which, if ultimately allowed by the Bankruptcy Court, would represent general obligations of the Company. Such claims include claims of various state and local tax authorities and certain contractual indemnification obligations. The Company is also a defendant in various lawsuits. Management cannot reasonably predict the outcome of the pending lawsuits and administrative and priority tax claims. However, management believes, after considering a number of factors, including the advice of outside counsel, the nature of the contingencies to which the Company is subject and its prior experience, that although the outcome of these matters could adversely affect future operating results, the resolution of these actions will not have a material adverse effect on the Company's financial condition. As discussed in Note 13, "Restructuring and Other Nonrecurring Special Charges," the Company has recorded a liability for loss contingencies in accordance with generally accepted accounting principles.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

11.         RELATED PARTY TRANSACTIONS

            In exchange for certain concessions principally arising from cancellation of the right of GPA to lease to America West 10 Airbus A320 aircraft at specified rates, GPA received on August 25, 1994, (i) 900,000 shares of Class B Common Stock; (ii) 1,384,615 warrants to purchase shares of Class B Common Stock at an exercise price of $12.74 per share; (iii) a cash payment of approximately $30.5 million and (iv) the rights to require the Company to lease up to eight aircraft of types operated by the Company, which was terminated in September 1996. During 1996, GPA sold 900,000 shares of Class B Common Stock, and the Company repurchased all of the outstanding warrants (discussed in (ii) above) from GPA as part of the buy back program authorized by the Board of Directors.

            In February 1996, certain stockholders of the Company who hold shares of Class B Common Stock registered under the Company's shelf registration statement sold 7.2 million of such shares pursuant to an underwritten public offering. The selling stockholders were affiliates of TPG Partners, L.P. ("TPG"), Mesa Air Group ("Mesa"), Continental Airlines, Inc. (" Continental") and Lehman Brothers, Inc. ("Lehman"). The shares offered were purchased by the selling stockholders in connection with AWA's emergence from bankruptcy in August 1994.

            The Company has entered into various aircraft acquisitions and leasing arrangements with GPA at terms comparable to those obtained from third parties for similar transactions. The Company currently leases eight aircraft from GPA and the rental payments for such leases and the eight aircraft refinanced under the America West Airlines 1996-1 Pass Through Trusts amount to $62.4 million, $68 million, and $63.3 million for the twelve months ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company was obligated to pay approximately $500 million under the GPA leases which expire at various times through the year 2013.

            As part of the Reorganization, both Continental and Mesa made an investment in the Company, and the Company entered into Alliance agreements with Continental and Mesa. Pursuant to a code-sharing agreement entered into with Mesa in December 1992, the Company collects a per-passenger charge for facilities, reservations and other services from Mesa for enplanements in Phoenix on the Mesa system. Such payments by Mesa to the Company totaled $3.5 million, $2.9 million and $2.5 million for the twelve months ended December 31, 1996, 1995 and 1994, respectively. In addition, the Company maintains agreements with Continental related to code-sharing arrangements and ground handling operations. The Company paid Continental approximately $21.7 million, $14 million and $2 million and also received approximately $13 million, $11 million and $1 million in 1996, 1995 and 1994, respectively, from Continental for such services.

12.         RESTRUCTURING AND OTHER NONRECURRING SPECIAL CHARGES

            During the third quarter of 1996, the Company recorded a nonrecurring special charge of approximately $65.1 million. Approximately $49.7 million of the charge was associated with the Company's renegotiation of an aircraft purchase agreement with AVSA (See Note 10, "Commitments and Contingencies"), the re-evaluation of its facilities, and completing its plan for the disposition of certain aircraft inventories and equipment. The charge includes $18.8 million for cancellation penalty payments, write-off of capitalized interest on advance payments; a provision for maintenance costs on certain leased aircraft currently scheduled to be returned due to accelerated deliveries under the new agreement; $7.5 million to reduce the carrying value to estimated fair value of certain under-utilized facilities and $23.4 million to write-down certain aircraft related inventories and equipment to estimated fair value.

            The remaining $15.4 million of the charge represents loss contingencies based on estimated settlements of pending and threatened litigation. The $65.1 million represents the Company's best estimate of the expected charge. However, the actual charge may be different from the amount estimated.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

            In December 1995, the Company recorded a $10.5 million restructuring charge. The amount includes severance costs of approximately $9.5 million for approximately 500 employees, and $1.0 million for other costs related to the outsourcing of the heavy aircraft maintenance work.

13.         CHAPTER 11 REORGANIZATION AND FRESH START REPORTING

       Chapter 11 Reorganization

            Upon the Company's emerging from bankruptcy on August 25, 1994, the partners of AmWest Partners, L.P., a limited partnership which includes TPG; Continental; and Mesa; together with Lehman and Fidelity Investments ("Fidelity"), as assignees of AmWest, invested $205.3 million in consideration for the issuance of securities by the Reorganized Company, consisting of (i) 1,200,000 shares of Class A Common Stock at a price of $7.467 per share; (ii) 12,981,636 shares of Class B Common Stock, consisting of 12,259,821 shares at a price of $7.467 per share and 721,815 shares at $8.889 per share (representing shares acquired as a result of cash elections made by unsecured creditors);
(iii) 2,769,231 warrants to purchase shares of Class B Common Stock at an exercise price of $12.74 per share and (iv) $100 million principal amount of 11 1/4% Senior Unsecured Notes, due September 1, 2001.

            The Plan of Reorganization also provided for many other matters, including the satisfaction of certain other prepetition claims in accordance with negotiated settlement agreements, the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and the release of the Company's employees from all obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Predecessor Company stock securing such obligations.

            As of December 31, 1996, distributions on $307.9 million of allowed general unsecured claims have been made. Approximately 25.6 million shares of the Company's Class B Common Stock and cash proceeds equivalent to an additional 783,936 shares have been distributed in settlement. The remaining shares will be distributed as the remaining general unsecured claims are allowed. To the extent that the total allowed amount of claims is less than the $312 million reserve set by the Bankruptcy Court, the holders of such claims will receive a supplemental distribution.

            Reorganization expense recorded by the Predecessor Company consisted of the following:

                                                                           PERIOD FROM
                                                                          JANUARY 1 TO
                                                                         AUGUST 25, 1994
                                                                         ---------------
                                                                         (IN THOUSANDS)
Professional fees and other expenses directly related to
   the Chapter 11 proceedings.........................................    $   31,959
Adjustments of assets and liabilities to fair value...................       166,829
Provisions for settlement of claims...................................        66,626
Reorganization success bonuses........................................        11,956
Interest income.......................................................        (3,711)
                                                                          ----------
                                                                          $  273,659
                                                                          ==========

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Fresh Start Reporting

            In connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with SOP 90-7. The fresh start reporting common equity value of $587.5 million was determined by the Company with the assistance of its financial advisors. The significant factors used in the determination of this value were analyses of industry, economic and overall market conditions and the historical and estimated performance of the Company as well as of the airline industry, discussions with various potential investors and certain other financial analyses.

            Under fresh start reporting, the reorganization value of the entity has been allocated to the Company's assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" in the accompanying balance sheet. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of income. The more significant of these adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets and increased interest expense.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

            The effects of the Plan and fresh start reporting on the balance sheet at the Effective Date are as follows:

                                                             PREDECESSOR                                               REORGANIZED
                                                               COMPANY          (a)           (b)            (c)         COMPANY
                                                             -----------                                  ISSUE OF     -----------
                                                              AUGUST 25,        DEBT        DEBT AND     FRESH START    AUGUST 25,
                                                                 1994         DISCHARGE      STOCK       ADJUSTMENTS       1994
                                                            -------------  -------------  ------------  -------------  -----------
ASSETS
Current assets:
   Cash and cash equivalents ............................    $   156,401     $(140,284)    $ 205,956     $    --       $  222,073
   Accounts receivable, net .............................         77,682          --           6,831          --           84,513
   Expendable spare parts and supplies ..................         27,715          --            --          (2,371)        25,344
   Prepaid expenses .....................................         34,540          --            --            (885)        33,655
                                                             -----------     ---------     ---------     ---------     ----------
Total current assets ....................................        296,338      (140,284)      212,787        (3,256)       365,585
Property and equipment, net .............................        702,442          --            --        (138,830)       563,612
Restricted cash .........................................         30,503          --            --            --           30,503
Reorganization value in excess of amounts allocable
   to identifiable assets ...............................           --            --            --         668,702        668,702
Other assets, net .......................................         24,497          --           1,575        (2,449)        23,623
                                                             -----------     ---------     ---------     ---------     ----------
Total assets ............................................    $ 1,053,780     $(140,284)    $ 214,362     $ 524,167     $1,652,025
                                                             ===========     =========     =========     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Current maturities of long-term debt .................    $   119,185     $ (65,014)    $    --       $    --       $   54,171
   Accounts payable .....................................         98,080         6,500          --             969        105,549
   Air traffic liability ................................        153,808          --            --            --          153,808
   Accrued compensation and vacation benefits ...........         27,443          --            --            --           27,443
   Accrued interest .....................................          5,620          --            --            --            5,620
   Accrued taxes ........................................         26,613        14,405          --            --           41,018
   Other accrued liabilities ............................         29,161          --            --            --           29,161
                                                             -----------     ---------     ---------     ---------     ----------
Total current liabilities ...............................        459,910       (44,109)         --             969        416,770
Estimated liabilities subject to Chapter 11
   proceedings ..........................................        382,769      (382,769)         --            --             --
Long-term debt, less current maturities .................        368,939        28,934       100,000          --          497,873
Manufacturers' and deferred credits .....................         70,625          --            --          51,530        122,155
Other liabilities .......................................         57,932          --            --         (30,205)        27,727
Stockholders' equity (deficiency)
   Preferred stock ......................................             18          --            --             (18)          --
   Common stock, Predecessor Company ....................          6,432          --            --          (6,432)          --
   Common stock, Reorganized Company ....................           --            --             152           299            451
   Additional paid in capital ...........................        200,058          --         114,710       272,281        587,049
   Accumulated deficit ..................................       (474,565)      257,660          (500)      217,405           --
                                                             -----------     ---------     ---------     ---------     ----------
                                                                (268,057)      257,660       114,362       483,535        587,500
   Deferred compensation and notes receivable -
      employee stock purchase plans .....................         18,338          --            --         (18,338)          --
                                                             -----------     ---------     ---------     ---------     ----------
Total stockholders' equity (deficiency) .................       (286,395)      257,660       114,362       501,873        587,500
                                                             -----------     ---------     ---------     ---------     ----------
Total liabilities and stockholders' equity

   (deficiency).........................................     $ 1,053,780     $(140,284)    $ 214,362     $ 524,167     $1,652,025
                                                             ===========     =========     =========     =========     ==========

-----------------
(a) To record the discharge or reclassification of prepetition obligations pursuant to the Plan of Reorganization, as well as the repayment in cash of $77.6 million of D.I.P. financing and a $62.7 million priority term loan.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

(b) To record proceeds received from the issuance of new debt and equity securities and to record the preferred stock settlement payment of $500,000 and the receipt of approximately $1.1 million for the purchase of Class B Common Stock.

(c) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.

            During the reorganization period, pursuant to SOP 90-7, prepetition liabilities were reported in the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those allowed claims may be settled and were classified as "Estimated liabilities subject to Chapter 11 proceedings." The accrual for interest on such unsecured or undersecured liabilities was discontinue from the period June 27, 1991 to August 25, 1994, the Effective Date of the Plan.

14.         QUARTERLY FINANCIAL DATA (UNAUDITED)

            Summarized quarterly financial data for 1996 and 1995 are as follows (in thousands of dollars):

                                                                         1ST          2ND           3RD            4TH
                                                                       QUARTER      QUARTER       QUARTER        QUARTER
                                                                       -------      -------       -------        -------
1996
----
Total operating revenues (a) ....................................    $ 413,150     $ 463,949     $ 422,518     $ 439,909
Operating income (loss) (b) .....................................       34,318        62,083       (53,143)       25,408
Nonoperating expense, net .......................................       (8,898)       (8,293)       (8,377)       (8,605)
Income tax (expense) benefit ....................................      (11,693)      (24,268)       15,813        (4,735)
Net income (loss) ...............................................       13,727        28,417       (45,707)       12,068


                                                                         1ST          2ND           3RD           4TH
                                                                       QUARTER      QUARTER       QUARTER       QUARTER
                                                                       -------      -------       -------       -------

1995
----
Total operating revenues ........................................    $ 345,790     $ 399,916     $ 408,627     $ 396,309
Operating income (c) ............................................       24,895        52,957        54,160        22,720
Nonoperating expense, net .......................................      (13,927)      (11,760)      (11,047)       (9,620)
Income tax expense ..............................................       (5,758)      (20,324)      (20,414)       (7,112)
Net income ......................................................        5,210        20,873        21,715         5,988

---------

(a) During the second quarter of 1996, operating revenues include an $8 million adjustment arising from the reconciliation of estimated passenger revenues.

(b) During the third quarter of 1996, the Company recorded a nonrecurring special charge of $65.1 million.

(c) During the fourth quarter of 1995, the Company recorded restructuring charges of $10.5 million. See note 13 for more information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information respecting continuing directors and nominees of the Company is set forth under the caption "Information Concerning Directors and Nominees" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Report.

ITEM 11.         EXECUTIVE COMPENSATION

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            For the information called for by Items 11, 12 and 13, reference is made to the Company's 1997 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and portions of which are incorporated herein by reference.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)    Financial Statements.

            The following financial statements and the Independent Auditors' Reports are filed in Part II, Item 8A and 8B of this report on the pages indicated:

                   America West Holdings Corporation

                        Independent Auditors' Report -- page 30.

                        Consolidated Balance Sheets -- December 31, 1996 and 1995 -- page 31.

                        Consolidated Statements of Income--Years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994--page 32.

                        Consolidated Statements of Cash Flows--Years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994--page 33.

                        Consolidated Statements of Stockholders' Equity--For the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994--page 34.

                        Notes to Consolidated Financial Statements--page 35.

                   America West Airlines, Inc.

                        Independent Auditors' Report -- page 55.

                        Balance Sheets -- December 31, 1996 and 1995 -- page 56.

                        Statements of Income--Years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994--page 57.

                        Statements of Cash Flows--Years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994--page 58.

                        Statements of Stockholder's Equity--For the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994--page 59.

                        Notes to Financial Statements--page 60.

            (b)    Financial Statement Schedules.

                   America West Holdings Corporation

                        Independent Auditors' Report on Schedule and
                        Consent--page 87.

                        Schedule II: Valuation and Qualifying Accounts--page 88.

                   America West Airlines, Inc.

                        Independent Auditors' Report on Schedule--page 89.

                        Schedule II:  Valuation and Qualifying Accounts--
                        page 90.

                   All other information and schedules have been omitted as not applicable or because the required information is included in the financial statements or notes thereto.

            (c)  Exhibits

EXHIBIT
 NUMBER               TITLE
 ------               -----

2.1     --        Plan of Reorganization of America West Airlines, Inc. ("AWA"),
                  as amended under Chapter 11 of the Bankruptcy Code, as
                  amended-- Incorporated by reference to Exhibit 1 of AWA's
                  Current Report on Form 8-K dated August 25, 1994.

2.2     --        Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation ("Holdings"),
                  AWA and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996-- Incorporated by reference to Exhibit 2.1 to Holdings' Registration Statement on Form 8-B
                  dated January 13, 1997.

3.1     --        Restated Certificate of Incorporation of AWA (included in
                  Exhibit 2.2 above).

EXHIBIT
NUMBER               TITLE
------               -----
3.2            --    Restated Bylaws of AWA-- Incorporated by reference to AWA's Annual Report on Form 10-K dated
                     December 31, 1994.
3.3            --    Section 4.18 of the Restated Bylaws of AWA (included in Exhibit 2.2 above).
3.4            --    Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on
                     December 13, 1996)-- Incorporated by reference to Exhibit 3.1 of Holdings' Registration Statement on Form 8-B dated January 13, 1997.
3.5            --    Bylaws of Holdings-- Incorporated by reference to Exhibit 3.2 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.
4.1            --    Indenture for 10 3/4% Senior Unsecured Notes due 2003 -- Incorporated by reference to AWA's Form
                     S-4 (No. 33-61099).
4.2            --    Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).
4.3            --    Warrant Agreement dated August 25, 1994 between AWA and First Interstate, N.A., as Warrant Agent
               --    Incorporated by reference to Exhibit 4.3 to AWA's Current Report on Form 8-K dated August 25,
                     1994.
4.4            --    Form of Warrant (included as Exhibit A to Exhibit 4.3 above).
4.5            --    Supplemental Warrant Agreement dated effective as of December 31, 1996 between AWA and Harris
                     Trust Company of California, as Warrant Agent-- Incorporated by reference to Exhibit 4.3 to
                     Holdings' Registration Statement on Form 8-B dated January 13, 1997.
*4.6           --    Stockholders' Agreement for Holdings effective as of December 31, 1996 by and among TPG Partners,
                     L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Air Group, Inc.,
                     Robert A. Ewert, David T. Obergfell, William A. Franke, Holdings and AWA.
4.7            --    Stock Option Agreement dated effective as of December 31, 1996, between Holdings and AWA--
                     Incorporated by reference to Exhibit 4.5 to Holdings' Registration Statement on Form 8-B dated
                     January 13, 1997.
4.8            --    Registration Rights Agreement dated August 25, 1994 among AWA, AmWest Partners, L.P. and other holders-- Incorporated by reference to Exhibit 4.6 to the AWA's Current Report on Form 8-K dated
                     August 25, 1994.
4.9            --    Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II,  L.P., Continental Airlines, Inc.,
                     Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. --
                     Incorporated by reference to Exhibit 4.7 to Holdings' Registration Statement on Form 8-B dated
                     January 13, 1997.
4.10           --    Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National
                     Bank, as Trustee -- Incorporated by reference to AWA's Report on Form 8-K dated November 26, 1996.



EXHIBIT
 NUMBER              TITLE
-------              -----
10.1           --    Alliance Agreements dated August 25, 1994 between AWA and Continental Airlines, Inc. including the Master
                     Ground Handling Agreement, the Reciprocal Frequent Flyer Participation Agreement, the Code Sharing Agreement,
                     the Cargo Special Pro-Rate Agreement, the Reciprocal Club Usage Agreement and the Memorandum of Understanding
                     Concerning Technology Transfers -- Incorporated by reference to Exhibit 10.12 to AWA's Current Report on Form
                     8-K dated August 25, 1994.
10.2           --    Service Agreement dated September 4, 1992, as amended on March 31, 1993, July 31, 1993 and August 25, 1994,
                     between AWA and Mesa Airlines Inc.-- Incorporated by reference to Exhibit 10.12 to AWA's Current Report on
                     Form 8-K dated August 25, 1994.
10.3           --    Third Revised Investment Agreement dated April 21, 1994 between AWA and AmWest Partners, L.P.
                     -- Incorporated by reference to Exhibit 10.A to AWA's Quarterly Report on Form 10-Q for the period ended March 31, 1994.
10.4           --    Third Revised Interim Procedures Agreement dated April 21, 1994 between AWA's and AmWest
                     Partners, L.P.-- Incorporated by reference to AWA's Annual Report on Form 10-K for the year ended
                     December 31, 1993.
10.5           --    The GPA Term Sheet between AWA and GPA Group plc, dated June 13, 1994-- Incorporated by
                     Reference to the Predecessor's Registration Statement on Form S-1 (No. 33-54243), as amended.
10.6           --    America West Airlines Management Resignation Allowance Guidelines, as amended, dated November
                     18, 1993-- Incorporated by Reference to AWA's Registration Statement on Form S-1 (No. 33-54243),
                     as amended.
10.7           --    Airbus A320 Purchase Agreement (including exhibits thereto), dated as of September 28, 1990 between
                     AVSA, S.A.R.L. and AWA, together with Letter Agreement Nos. 1-10, inclusive-- Incorporated by reference to Exhibit 10-(D) (1) to AWA's Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1990.
10.8           --    Loan Agreement, dated as of September 28, 1990, among AWA, AVSA, S.A.R.L. and AVSA,
                     S.A.R.L., as agent-- Incorporated by reference to Exhibit 10-(D) (2) to AWA's Quarterly Report on
                     Form 10-Q for the period ended September 30, 1990.
10.9           --    V2500-A1 Support Contract dated September 28, 1990, between AWA and IAE International Aero
                     Engines AG, together with Side Letters Nos. 1-7, inclusive-- Incorporated by reference to Exhibit 10-
                     (D) (3) to AWA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
10.10          --    Official Statement dated August 11, 1986 for the $54,000,000 Variable Rate Airport Facility Revenue
                     Bonds-- Incorporated by reference to Exhibit 10.e to AWA's Quarterly Report on Form 10-Q for the
                     period ended September 30, 1986.
10.11          --    Airport Use Agreement dated July 1, 1989 among the City of Phoenix, The Industrial Development
                     Authority of the City of Phoenix, Arizona and AWA-- Incorporated by reference to Exhibit 10-D(9)
                     to AWA's Annual Report on Form 10-K for the year ended December 31, 1989.
10.12          --    First Amendment dated August 1, 1990 to Airport Use Agreement-- Incorporated by reference to
                     Exhibit 10- (D) (9) to AWA's Quarterly Report on Form 10-Q for the period ended September 30,
                     1990.

EXHIBIT
NUMBER               TITLE
------               -----
10.13          --    Revolving Loan Agreement dated April 17, 1990, by and among AWA, the Bank signatories thereto, and Bank of America National Trust and Savings Association, as Agent for the Banks (the "Revolving
                     Loan Agreement")-- Incorporated by reference to Exhibit 10-1 to AWA's Quarterly Report on Form
                     10-Q for the period ended March 31, 1990.
10.14          --    First Amendment dated April 17, 1990 to Revolving Loan Agreement - Incorporated by reference to
                     Exhibit 10-(D) (10) to AWA's Quarterly Report on Form 10-Q for the period ended September 30,
                     1990.
10.15          --    Second Amendment dated September 28, 1990 to the Revolving Loan Agreement-- Incorporated by
                     reference to Exhibit 10-(D) (11) to AWA's Quarterly Report on Form 10-Q for the period ended
                     September 30, 1990.
10.16          --    Third Amendment dated as of January 14, 1991 to the Revolving Loan Agreement-- Incorporated by
                     reference to Exhibit 10-(D)(13) to AWA's Annual Report on Form 10-K for the year ended December
                     31, 1990.
10.17          --    Master Credit Modification Agreement dated as of October 1, 1992, among AWA, IAE International
                     Aero Engines AG, Intlaero (Phoenix A320) Inc., Intlaero (Phoenix B737) Inc., CAE Electronics Ltd.,
                     and Hughes Rediffusion Simulation Limited-- Incorporated by reference to Exhibit 10-L to AWA's
                     Annual Report on Form 10-K for the year ended December 31, 1992.
10.18          --    Key Employee Protection Agreement dated as of June 27, 1994 between AWA and William A. Franke
                     -- Incorporated by reference to AWA's Registration Statement on Form S-1 (No. 33-54243), as
                     amended.
10.19          --    Management Rights Agreement dated August 25, 1994 between TPG Partners L.P., TPG Genpar, L.P.
                     and AWA-- Incorporated by reference to AWA's Registration Statement on Form S-1 (No.
                     33-54243), as amended.
10.20          --    V2500-A5 Support Contract dated December 23, 1994 between AWA and IAE International Aero
                     Engines AG, as amended, together with Side Letters Nos. 1 and 2-- Incorporated by reference to
                     AWA's Annual Report on Form 10-K for the year ended December 31, 1994.
10.21          --    America West 1994 Incentive Equity Plan, as restated on December 19, 1996-- Incorporated by reference to Exhibit 10.41 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.
*10.22         --    First Amendment to America West 1994 Incentive Equity Plan, as restated, dated January 1, 1997.
*10.23         --    Employment Agreement dated as of February 15, 1997 among Holdings, AWA and William A. Franke.
*10.24         --    Employment Agreement dated as of February 15, 1997 among Holdings, AWA and Richard R.
                     Goodmanson.
*11.1          --    Statement regarding computation of net income (loss) per common share.
21.1           --    Subsidiaries of Holdings-- Incorporated by reference to Exhibit 10.41 to Holdings' Registration
                     Statement on Form 8-B dated January 13, 1997.
23.1           --    Consent of KPMG Peat Marwick LLP included on page 87 of the Annual Report on Form 10-K.
24.1           --    Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

EXHIBIT
NUMBER                TITLE
------                -----
*27.1           --    Financial Data Schedule for Holdings
                      (Financial Data schedule for AWA
                      filed with Form 10-K for AWA)


------------
*   Filed herewith.

(d)    Reports on Form 8-K

-- Form 8-K filed by America West Airlines, Inc. on December 31, 1996 for the purpose of reporting the adoption of a holding company organizational structure.

-- Form 8-K filed by America West Airlines, Inc. on December 11, 1996 for the purpose of filing forms of certain documents as contemplated in the prospectus, dated November 22, 1996, filed with the Commission pursuant to Rule 424(b) with respect to $230,000,000 aggregate principal amount of America West Airlines 1996-1 Pass Through Trusts Pass Through Certificates, Series 1996-1.

                                   SIGNATURES

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICA WEST HOLDINGS CORPORATION


Date:  March 28, 1997                      By: /s/ William A. Franke
                                              ----------------------------------
                                               William A. Franke,
                                               Chairman of the Board and
                                               Chief Executive Officer


                                POWER OF ATTORNEY

                 We, the undersigned, directors and officers of America West Holdings Corporation, do hereby severally constitute and appoint William A. Franke, W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 28, 1997.

             Signature                          Title
             ---------                          -----

    /s/  William A. Franke
----------------------------------           Chairman of the Board and Chief Executive Officer
         William A. Franke                   (Principal Executive Officer)

    /s/  Richard R. Goodmanson
----------------------------------           President and Director
         Richard R. Goodmanson

    /s/  W. Douglas Parker
----------------------------------           Senior Vice President and Chief Financial Officer
         W. Douglas Parker                   (Principal Financial and Accounting Officer)

    /s/  Julia Chang Bloch
----------------------------------           Director
         Julia Chang Bloch

    /s/  Stephen F. Bollenbach
----------------------------------           Director
         Stephen F. Bollenbach

    /s/  Frederick W. Bradley, Jr.
----------------------------------           Director
         Frederick W. Bradley, Jr.


      Signature                                      Title
      ---------                                      -----
   /s/  James G. Coulter
------------------------------
  James G. Coulter                                  Director

   /s/  John F. Fraser
------------------------------
   John F. Fraser                                   Director

   /s/  John L. Goolsby
------------------------------
   John L. Goolsby                                  Director

   /s/  Richard C. Kraemer
------------------------------
 Richard C. Kraemer                                 Director

   /s/  John R. Power, Jr.
------------------------------
 John R. Power, Jr.                                 Director

   /s/  Larry L. Risley
------------------------------
  Larry L. Risley                                   Director

   /s/  Frank B. Ryan
------------------------------
    Frank B. Ryan                                   Director

   /s/  Richard P. Schifter
------------------------------
 Richard P. Schifter                                Director

  /s/  John F. Tierney
------------------------------
   John F. Tierney                                  Director

   /s/  Raymond S. Troubh
------------------------------
  Raymond S. Troubh                                 Director

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Airlines, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICA WEST AIRLINES, INC.


Date:  March 28, 1997                   By:   /s/  William A. Franke
                                            ---------------------------------
                                               William A. Franke,
                                               Chairman of the Board


                                POWER OF ATTORNEY

                 We, the undersigned, directors and officers of America West Airlines, Inc., do hereby severally constitute and appoint William A. Franke, W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 28, 1997.

        Signature                         Title
        ---------                         -----
  /s/  William A. Franke
---------------------------
    William A. Franke                 Chairman of the Board

/s/  Richard R. Goodmanson
---------------------------
  Richard R. Goodmanson               President, Chief Executive Officer and Director
                                       (Principal Executive Officer)
 /s/  W. Douglas Parker
---------------------------
    W. Douglas Parker                 Senior Vice President and Chief Financial Officer
                                      (Principal Financial Officer)
 /s/  Michael R. Carreon
---------------------------
   Michael R. Carreon                 Vice President and Controller (Principal Accounting
                                      Officer)
 /s/  Julia Chang Bloch
---------------------------
    Julia Chang Bloch                 Director

/s/  Stephen F. Bollenbach
---------------------------
  Stephen F. Bollenbach               Director

          Signature                                      Title
          ---------                                      -----
/s/ Frederick W. Bradley, Jr.
-------------------------------
 Frederick W. Bradley, Jr.                              Director

    /s/  James G. Coulter
-------------------------------
      James G. Coulter                                  Director

   /s/  John F. Fraser
-------------------------------
       John F. Fraser                                   Director

     /s/  John L. Goolsby
-------------------------------
       John L. Goolsby                                  Director

  /s/  Richard C. Kraemer
-------------------------------
     Richard C. Kraemer                                 Director

   /s/  John R. Power, Jr.
-------------------------------
     John R. Power, Jr.                                 Director

     /s/  Larry L. Risley
-------------------------------
      Larry L. Risley                                   Director

      /s/  Frank B. Ryan
-------------------------------
        Frank B. Ryan                                   Director

   /s/  Richard P. Schifter
-------------------------------
     Richard P. Schifter                                Director

    /s/  John F. Tierney
-------------------------------
       John F. Tierney                                  Director

  /s/  Raymond S. Troubh
-------------------------------
      Raymond S. Troubh                                 Director

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT

The Board of Directors and Stockholders
America West Holdings Corporation:

                 The audits referred to in our report dated February 28, 1997, included the related consolidated financial statement schedule as listed in Item 14(b) for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994, included herein. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                 We consent to incorporation by reference in the Registration Statements (Form S-8 No. 33-60555) and (Form S-3 No. 333-02129) of America West Holdings Corporation of our report dated February 28, 1997, relating to the consolidated balance sheets of America West Holdings Corporation as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994, and the related schedule, which report appears in the December 31, 1996 annual report on Form 10-K of America West Holdings Corporation.

                 The audit report on the consolidated financial statements of America West Holdings Corporation referred to above contains an explanatory paragraph that states that as discussed in Note 14 to the consolidated financial statements, on August 25, 1994, America West Airlines, Inc. emerged from bankruptcy. The consolidated financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a different basis of accounting than those of the Predecessor Company and, therefore, are not comparable in all respects.

                                                      KPMG Peat Marwick LLP

Phoenix, Arizona
March 26, 1997

                        AMERICA WEST HOLDINGS CORPORATION

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995,
                THE PERIOD AUGUST 26, 1994 TO DECEMBER 31, 1994,
                AND THE PERIOD JANUARY 1, 1994 TO AUGUST 25, 1994
                                 (IN THOUSANDS)

                                         BALANCE AT                                BALANCE
                                         BEGINNING                                  AT END
         DESCRIPTION                     OF PERIOD    ADDITIONS   DEDUCTIONS      OF PERIOD
         -----------                     ---------    ---------   ----------      ---------
Allowance for doubtful receivables:
     Year ended December 31, 1996 .      $  2,515      $2,950      $  2,374         $3,091
                                         ========      ======      ========         ======
     Year ended December 31, 1995 .      $  3,531      $2,600      $  3,616         $2,515
                                         ========      ======      ========         ======
     Period August 26, 1994 to
          December 31, 1994 .......      $  2,833      $1,074      $    376         $3,531
                                         ========      ======      ========         ======
     Period January 1, 1994 to
     August 25, 1994 ..............      $  3,030      $4,742      $  4,939         $2,833
                                         ========      ======      ========         ======
Reserve for obsolescence:
     Year ended December 31, 1996 .      $  2,115      $1,523      $  1,925         $1,713
                                         ========      ======      ========         ======
     Year ended December 31, 1995 .      $    483      $1,664      $     32         $2,115
                                         ========      ======      ========         ======
     Period August 26, 1994 to
          December 31, 1994 .......      $     --      $  483      $     --         $  483
                                         ========      ======      ========         ======
     Period January 1, 1994 to
          August 25, 1994 .........      $  7,231      $  794      $  8,025(a)      $   --
                                         ========      ======      ========         ======

-----------------

(a)      Includes fresh start adjustment of approximately $7.9 million.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholder
America West Airlines, Inc.:

                 The audits referred to in our report dated February 28, 1997, included the related financial statement schedule as listed in Item 14(b) for the years ended December 31, 1996 and 1995, the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994, included herein. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                 The audit report on the financial statements of America West Airlines, Inc. referred to above contains an explanatory paragraph that states that as discussed in Note 13 to the financial statements, on August 25, 1994, America West Airlines, Inc. emerged from bankruptcy. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis of accounting than those of the Predecessor Company and, therefore, are not comparable in all respects.

                                                           KPMG Peat Marwick LLP

Phoenix, Arizona
March 26, 1997

                           AMERICA WEST AIRLINES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995,
                THE PERIOD AUGUST 26, 1994 TO DECEMBER 31, 1994, AND THE PERIOD JANUARY 1, 1994 TO AUGUST 25, 1994
                                 (IN THOUSANDS)

                                          BALANCE AT                                      BALANCE
                                          BEGINNING                                       AT END
        DESCRIPTION                       OF PERIOD      ADDITIONS     DEDUCTIONS        OF PERIOD
        -----------                       ---------      ---------     ----------        ---------
Allowance for doubtful receivables:
     Year ended December 31, 1996 .      $     2,515      $2,950      $     2,374         $3,099
                                         ===========      ======      ===========         ======
     Year ended December 31, 1995 .      $     3,531      $2,600      $     3,616         $2,515
                                         ===========      ======      ===========         ======
     Period August 26, 1994 to
          December 31, 1994 .......      $     2,833      $1,074      $       376         $3,531
                                         ===========      ======      ===========         ======
     Period January 1, 1994 to
          August 25, 1994 .........      $     3,030      $4,742      $     4,939         $2,833
                                         ===========      ======      ===========         ======
Reserve for obsolescence:
     Year ended December 31, 1996 .      $     2,115      $1,523      $     1,925         $1,713
                                         ===========      ======      ===========         ======
     Year ended December 31, 1995 .      $       483      $1,664      $        32         $2,115
                                         ===========      ======      ===========         ======
     Period August 26, 1994 to
          December 31, 1994 .......      $      --        $  483      $      --           $  483
                                         ===========      ======      ===========         ======
     Period January 1, 1994 to

          August 25, 1994 .........      $     7,231      $  794      $     8,025(a)      $ --
                                         ===========      ======      ===========         ======

---------------

(a)      Includes fresh start adjustment of approximately $7.9 million.

                                               Commission File Numbers 1-12649
                                                                       1-10140

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              -------------------



                                    EXHIBITS


                                   FILED WITH


                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1996



                              -------------------


                       AMERICA WEST HOLDINGS CORPORATION

                          AMERICA WEST AIRLINES, INC.




--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER               TITLE
 ------               -----

2.1     --        Plan of Reorganization of America West Airlines, Inc. ("AWA"),  as amended under Chapter 11 of the
                  Bankruptcy Code, as amended-- Incorporated by reference to Exhibit 1 of AWA's Current Report on Form 8-K dated August 25, 1994.

2.2     --        Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation
                  ("Holdings"), AWA and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996
                  -- Incorporated by reference to Exhibit 2.1 to Holdings' Registration Statement on Form 8-B  dated
                  January 13, 1997.

3.1     --        Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

EXHIBIT
NUMBER               TITLE
------               -----
3.2            --    Restated Bylaws of AWA-- Incorporated by reference to AWA's Annual Report on Form 10-K dated
                     December 31, 1994.
3.3            --    Section 4.18 of the Restated Bylaws of AWA (included in Exhibit 2.2 above).
3.4            --    Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on
                     December 13, 1996)-- Incorporated by reference to Exhibit 3.1 of Holdings' Registration Statement on Form 8-B dated January 13, 1997.
3.5            --    Bylaws of Holdings-- Incorporated by reference to Exhibit 3.2 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.
4.1            --    Indenture for 10 3/4% Senior Unsecured Notes due 2003 -- Incorporated by reference to AWA's Form
                     S-4 (No. 33-61099).
4.2            --    Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).
4.3            --    Warrant Agreement dated August 25, 1994 between AWA and First Interstate, N.A., as Warrant Agent
               --    Incorporated by reference to Exhibit 4.3 to AWA's Current Report on Form 8-K dated August 25,
                     1994.
4.4            --    Form of Warrant (included as Exhibit A to Exhibit 4.3 above).
4.5            --    Supplemental Warrant Agreement dated effective as of December 31, 1996 between AWA and Harris
                     Trust Company of California, as Warrant Agent-- Incorporated by reference to Exhibit 4.3 to
                     Holdings' Registration Statement on Form 8-B dated January 13, 1997.
*4.6           --    Stockholders' Agreement for Holdings effective as of December 31, 1996 by and among TPG Partners,
                     L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Air Group, Inc.,
                     Robert A. Ewert, David T. Obergfell, William A. Franke, Holdings and AWA.
4.7            --    Stock Option Agreement dated effective as of December 31, 1996, between Holdings and AWA--
                     Incorporated by reference to Exhibit 4.5 to Holdings' Registration Statement on Form 8-B dated
                     January 13, 1997.
4.8            --    Registration Rights Agreement dated August 25, 1994 among AWA, AmWest Partners, L.P. and other holders-- Incorporated by reference to Exhibit 4.6 to the AWA's Current Report on Form 8-K dated
                     August 25, 1994.
4.9            --    Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II,  L.P., Continental Airlines, Inc.,
                     Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. --
                     Incorporated by reference to Exhibit 4.7 to Holdings' Registration Statement on Form 8-B dated
                     January 13, 1997.
4.10           --    Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National
                     Bank, as Trustee -- Incorporated by reference to AWA's Report on Form 8-K dated November 26, 1996.



EXHIBIT
 NUMBER              TITLE
-------              -----
10.1           --    Alliance Agreements dated August 25, 1994 between AWA and Continental Airlines, Inc. including the Master
                     Ground Handling Agreement, the Reciprocal Frequent Flyer Participation Agreement, the Code Sharing Agreement,
                     the Cargo Special Pro-Rate Agreement, the Reciprocal Club Usage Agreement and the Memorandum of Understanding
                     Concerning Technology Transfers -- Incorporated by reference to Exhibit 10.12 to AWA's Current Report on Form
                     8-K dated August 25, 1994.
10.2           --    Service Agreement dated September 4, 1992, as amended on March 31, 1993, July 31, 1993 and August 25, 1994,
                     between AWA and Mesa Airlines Inc.-- Incorporated by reference to Exhibit 10.12 to AWA's Current Report on
                     Form 8-K dated August 25, 1994.
10.3           --    Third Revised Investment Agreement dated April 21, 1994 between AWA and AmWest Partners, L.P.
                     -- Incorporated by reference to Exhibit 10.A to AWA's Quarterly Report on Form 10-Q for the period ended March 31, 1994.
10.4           --    Third Revised Interim Procedures Agreement dated April 21, 1994 between AWA's and AmWest
                     Partners, L.P.-- Incorporated by reference to AWA's Annual Report on Form 10-K for the year ended
                     December 31, 1993.
10.5           --    The GPA Term Sheet between AWA and GPA Group plc, dated June 13, 1994-- Incorporated by
                     Reference to the Predecessor's Registration Statement on Form S-1 (No. 33-54243), as amended.
10.6           --    America West Airlines Management Resignation Allowance Guidelines, as amended, dated November
                     18, 1993-- Incorporated by Reference to AWA's Registration Statement on Form S-1 (No. 33-54243),
                     as amended.
10.7           --    Airbus A320 Purchase Agreement (including exhibits thereto), dated as of September 28, 1990 between
                     AVSA, S.A.R.L. and AWA, together with Letter Agreement Nos. 1-10, inclusive-- Incorporated by reference to Exhibit 10-(D) (1) to AWA's Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1990.
10.8           --    Loan Agreement, dated as of September 28, 1990, among AWA, AVSA, S.A.R.L. and AVSA,
                     S.A.R.L., as agent-- Incorporated by reference to Exhibit 10-(D) (2) to AWA's Quarterly Report on
                     Form 10-Q for the period ended September 30, 1990.
10.9           --    V2500-A1 Support Contract dated September 28, 1990, between AWA and IAE International Aero
                     Engines AG, together with Side Letters Nos. 1-7, inclusive-- Incorporated by reference to Exhibit 10-
                     (D) (3) to AWA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
10.10          --    Official Statement dated August 11, 1986 for the $54,000,000 Variable Rate Airport Facility Revenue
                     Bonds-- Incorporated by reference to Exhibit 10.e to AWA's Quarterly Report on Form 10-Q for the
                     period ended September 30, 1986.
10.11          --    Airport Use Agreement dated July 1, 1989 among the City of Phoenix, The Industrial Development
                     Authority of the City of Phoenix, Arizona and AWA-- Incorporated by reference to Exhibit 10-D(9)
                     to AWA's Annual Report on Form 10-K for the year ended December 31, 1989.
10.12          --    First Amendment dated August 1, 1990 to Airport Use Agreement-- Incorporated by reference to
                     Exhibit 10- (D) (9) to AWA's Quarterly Report on Form 10-Q for the period ended September 30,
                     1990.

EXHIBIT
NUMBER               TITLE
------               -----
10.13          --    Revolving Loan Agreement dated April 17, 1990, by and among AWA, the Bank signatories thereto, and Bank of America National Trust and Savings Association, as Agent for the Banks (the "Revolving
                     Loan Agreement")-- Incorporated by reference to Exhibit 10-1 to AWA's Quarterly Report on Form
                     10-Q for the period ended March 31, 1990.
10.14          --    First Amendment dated April 17, 1990 to Revolving Loan Agreement - Incorporated by reference to
                     Exhibit 10-(D) (10) to AWA's Quarterly Report on Form 10-Q for the period ended September 30,
                     1990.
10.15          --    Second Amendment dated September 28, 1990 to the Revolving Loan Agreement-- Incorporated by
                     reference to Exhibit 10-(D) (11) to AWA's Quarterly Report on Form 10-Q for the period ended
                     September 30, 1990.
10.16          --    Third Amendment dated as of January 14, 1991 to the Revolving Loan Agreement-- Incorporated by
                     reference to Exhibit 10-(D)(13) to AWA's Annual Report on Form 10-K for the year ended December
                     31, 1990.
10.17          --    Master Credit Modification Agreement dated as of October 1, 1992, among AWA, IAE International
                     Aero Engines AG, Intlaero (Phoenix A320) Inc., Intlaero (Phoenix B737) Inc., CAE Electronics Ltd.,
                     and Hughes Rediffusion Simulation Limited-- Incorporated by reference to Exhibit 10-L to AWA's
                     Annual Report on Form 10-K for the year ended December 31, 1992.
10.18          --    Key Employee Protection Agreement dated as of June 27, 1994 between AWA and William A. Franke
                     -- Incorporated by reference to AWA's Registration Statement on Form S-1 (No. 33-54243), as
                     amended.
10.19          --    Management Rights Agreement dated August 25, 1994 between TPG Partners L.P., TPG Genpar, L.P.
                     and AWA-- Incorporated by reference to AWA's Registration Statement on Form S-1 (No.
                     33-54243), as amended.
10.20          --    V2500-A5 Support Contract dated December 23, 1994 between AWA and IAE International Aero
                     Engines AG, as amended, together with Side Letters Nos. 1 and 2-- Incorporated by reference to
                     AWA's Annual Report on Form 10-K for the year ended December 31, 1994.
10.21          --    America West 1994 Incentive Equity Plan, as restated on December 19, 1996-- Incorporated by reference to Exhibit 10.41 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.
*10.22         --    First Amendment to America West 1994 Incentive Equity Plan, as restated, dated January 1, 1997.
*10.23         --    Employment Agreement dated as of February 15, 1997 among Holdings, AWA and William A. Franke.
*10.24         --    Employment Agreement dated as of February 15, 1997 among Holdings, AWA and Richard R.
                     Goodmanson.
*11.1          --    Statement regarding computation of net income (loss) per common share.
21.1           --    Subsidiaries of Holdings-- Incorporated by reference to Exhibit 10.41 to Holdings' Registration
                     Statement on Form 8-B dated January 13, 1997.
23.1           --    Consent of KPMG Peat Marwick LLP included on page 87 of the Annual Report on Form 10-K.
24.1           --    Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

EXHIBIT
NUMBER                TITLE
------                -----
*27.1           --    Financial Data Schedule for Holdings
                      (Financial Data Schedule for AWA
                      filed with Form 10-K for AWA)

------------
*   Filed herewith.