Form 10-Q
period 1997-03-31
AMERICA WEST HOLDINGS CORP
filed 1997-05-14
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---       Exchange Act of 1934

For the quarterly period ended  March 31, 1997  or

________ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________________ to ________________


Commission file number 1-12649


                        AMERICA WEST HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       86-0847214
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

51 WEST THIRD STREET                 TEMPE, ARIZONA                    85281
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code    (602) 693-0800


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   XX          No
     ----            ----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Yes   XX        No               (Not Applicable)
           ----          ----

The Company has 1,200,000 shares of Class A Common Stock and 44,675,910 shares of Class B Common Stock outstanding as of April 30, 1997.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements


                        AMERICA WEST HOLDINGS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                      March 31,         December 31,
                                                                        1997                1996
                                                                     ----------          ----------
                                                                     (Unaudited)
                    Assets
Current assets:
    Cash and cash equivalents                                        $  136,323          $  137,499
    Short-term investments                                               29,385              39,131
    Accounts receivable, less allowance for doubtful
    accounts of $3,056 in 1997 and $3,091 in 1996                        93,346             106,215
    Expendable spare parts and supplies, less allowance for
        obsolescence of $1,911 in 1997 and $1,713 in 1996                21,735              21,423
    Prepaid expenses                                                     56,917              47,545
                                                                     ----------          ----------

        Total current assets                                            337,706             351,813
                                                                     ----------          ----------

Property and equipment:
    Flight equipment                                                    704,346             669,654
    Other property and equipment                                        112,749             107,993
    Equipment purchase deposits                                          68,355              56,665
                                                                     ----------          ----------
                                                                        885,450             834,312
    Less accumulated depreciation and amortization                      189,265             163,718
                                                                     ----------          ----------

        Total property and equipment                                    696,185             670,594
                                                                     ----------          ----------

Other assets:
    Restricted cash                                                      28,638              26,433
    Reorganization value in excess of amounts allocable to
        identifiable assets, net                                        435,789             447,044
    Deferred income taxes                                                74,700              74,700
    Other assets, net                                                    27,364              27,066
                                                                     ----------          ----------

        Total other assets                                              566,491             575,243
                                                                     ----------          ----------
                                                                     $1,600,382          $1,597,650
                                                                     ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                      March 31,            December 31,
                                                                        1997                    1996
                                                                     -----------           ------------
                                                                    (Unaudited)
                  Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                             $    44,211           $     46,238
    Accounts payable                                                     132,621                115,458
    Air traffic liability                                                232,984                214,056
    Accrued compensation and vacation benefits                            26,269                 30,085
    Accrued taxes                                                         46,479                 72,047
    Other accrued liabilities                                             43,120                 44,836
                                                                     -----------           ------------

        Total current liabilities                                        525,684                522,720
                                                                     -----------           ------------

Long-term debt, less current maturities                                  333,685                330,148
Deferred credits and other liabilities                                   117,153                122,029

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued                                              --                     --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,200,000 shares             12                     12
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued and outstanding 44,674,490
        shares at March 31, 1997 and 44,626,056 shares at
        December 31, 1996                                                    447                    446
    Additional paid-in capital                                           564,419                577,267
    Retained earnings                                                     84,091                 70,137
                                                                     -----------           ------------
                                                                         648,969                647,862

    Less: cost of Class B Common Stock in treasury, 1,353,899
        shares in 1997 and 1,353,911 shares in 1996                      (25,109)               (25,109)
                                                                     -----------           ------------

        Total stockholders' equity                                       623,860                622,753
                                                                     -----------           ------------
                                                                     $ 1,600,382           $  1,597,650
                                                                     ===========           ============


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                         -----------------------------
                                                            1997                1996
                                                         ---------           ---------
Operating revenues:
    Passenger                                            $ 435,540           $ 387,802
    Cargo                                                   12,756              10,757
    Other                                                   13,891              14,591
                                                         ---------           ---------

        Total operating revenues                           462,187             413,150
                                                         ---------           ---------

Operating expenses:
    Salaries and related costs                             101,017              94,702
    Aircraft rents                                          54,932              47,272
    Other rents and landing fees                            30,816              26,567
    Aircraft fuel                                           69,116              49,176
    Agency commissions                                      38,312              32,599
    Aircraft maintenance materials and repairs              31,312              27,025
    Depreciation and amortization                           12,077              13,232
    Amortization of excess reorganization value              6,255               6,549
    Other                                                   84,887              81,710
                                                         ---------           ---------

        Total operating expenses                           428,724             378,832
                                                         ---------           ---------

Operating income                                            33,463              34,318
                                                         ---------           ---------

Nonoperating income (expenses):
    Interest income                                          2,567               3,170
    Interest expense                                       (10,389)            (12,268)
    Other, net                                                 296                 200
                                                         ---------           ---------

        Total nonoperating expenses, net                    (7,526)             (8,898)
                                                         ---------           ---------

Income before income taxes                                  25,937              25,420
                                                         ---------           ---------

Income taxes                                                11,983              11,693
                                                         ---------           ---------

Net income                                               $  13,954           $  13,727
                                                         =========           =========

Earnings per share:
    Primary                                              $    0.32           $    0.28
                                                         =========           =========
    Fully diluted                                        $    0.31           $    0.27
                                                         =========           =========

Shares used for computation:
    Primary                                                 43,959              49,710
                                                         =========           =========
    Fully diluted                                           45,505              50,658
                                                         =========           =========


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                         Three Months Ended
                                                                            March 31,
                                                                    -----------------------------
                                                                      1997                1996
                                                                    ---------           ---------
Cash flows from operating activities:
    Net income                                                      $  13,954           $  13,727
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                                 12,077              13,232
         Amortization of capitalized maintenance                       14,434               6,602
         Amortization of excess reorganization value                    6,255               6,549
         Amortization of deferred credits                              (2,793)             (2,901)
         Other                                                          1,131                 520

Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net                    12,869             (29,622)
    Decrease (increase) in spare parts and supplies, net                 (312)                244
    Increase in prepaid expenses                                       (9,372)             (4,852)
    Decrease (increase) in other assets, net                            2,497              (2,341)
    Increase in accounts payable                                       17,163              11,004
    Increase in air traffic liability                                  18,928              67,936
    Decrease in accrued compensation and vacation benefits             (3,816)            (19,570)
    Decrease in accrued taxes                                         (25,568)               (430)
    Increase (decrease) in other accrued liabilities                   (1,716)                121
    Decrease in other liabilities                                      (2,564)             (1,542)
                                                                    ---------           ---------

        Net cash provided by operating activities                      53,167              58,677

Cash flows from investing activities:
    Purchases of property and equipment                               (41,062)            (32,795)
    Decrease in short-term investments                                  9,746                  --
    Other                                                                  91                 (69)
                                                                    ---------           ---------

        Net cash used in investing activities                         (31,225)            (32,864)

Cash flows from financing activities:
    Repayment of debt                                                 (10,271)            (15,812)
    Issuance of common stock                                              495               2,174
    Repurchase of America West Airlines' warrants                     (13,342)                 --
                                                                    ---------           ---------

        Net cash used in financing activities                         (23,118)            (13,638)
                                                                    ---------           ---------

Net increase (decrease) in cash and cash equivalents                   (1,176)             12,175
                                                                    ---------           ---------

Cash and cash equivalents at beginning of period                      137,499             224,367
                                                                    ---------           ---------

Cash and cash equivalents at end of period                          $ 136,323           $ 236,542
                                                                    =========           =========

Cash, cash equivalents and short-term investments at end
      of period                                                     $ 165,708           $ 236,542
                                                                    =========           =========


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                 March 31, 1997

1.  BASIS OF PRESENTATION

  The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation ("Holdings" or the "Company") and its wholly-owned subsidiary, America West Airlines, Inc. ("AWA"), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  PER SHARE DATA

  Primary earnings per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Primary earnings per share reflects net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents, but only if the effects of such adjustments are dilutive.

  Fully diluted earnings per share is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Fully diluted earnings per share reflects net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents, but only if the effects of such adjustments are dilutive.

  In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 "Earnings per Share" with a presentation of basic and diluted EPS, as defined. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Under SFAS 128, the Company's basic and diluted EPS for the three months ended March 31, 1997 were $.32 and $.31, respectively.

3.  INCOME TAXES

  The Company recorded income tax expense as follows:

                                          Three Months Ended
                                               March 31,
                                        ------------------------
                                         1997             1996
                                        -------          -------
(in thousands)
  Current taxes:
    Federal                             $   546          $   364
    State                                   488              326
                                        -------          -------
                                          1,034              690
  Deferred taxes                             --               --

  Income tax expense allocable
    to reorganization items              10,949           11,003
                                        -------          -------

  Total income tax expense              $11,983          $11,693
                                        =======          =======

                        AMERICA WEST HOLDINGS CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 1997

  As reflected in the above table, for the three months ended March 31, 1997 and 1996, income tax expense pertains both to income from operations as well as to certain adjustments necessitated by the Company's emergence from bankruptcy in 1994 and the resultant fresh start adjustments to the Company's financial statements. The Company's reorganization gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in income tax expense (for financial reporting purposes) significantly greater than taxes computed at the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes.

4.  SUPPLEMENTAL INFORMATION TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                    1997             1996
                                                   -------          -------
                                                        (in thousands)
Cash paid for interest and income taxes:

     Interest, net of amounts capitalized
       ($606 in 1996)                              $10,612          $13,312
     Income taxes                                       40               16

Non-cash financing activities:

     Notes payable issued for equipment
        purchase deposits                           11,690            7,814

5.    STOCK OPTIONS

  In 1994, the Company adopted the America West 1994 Incentive Equity Plan, ("Plan"), pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorized grants of options to purchase up to 3.5 million shares of authorized but unissued Holdings Class B Common Stock. In May 1997, the stockholders approved an increase from 3.5 million to 7.5 million in the maximum number of Holdings Class B Common Stock available under the Plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years.

6.   WARRANTS

  In March 1997, AWA repurchased 1.91 million of its publicly traded warrants from TPG Partners, L.P. and certain of its affiliates for approximately $13.3 million.

7.  COMMITMENTS AND CONTINGENCIES

  (a)  Leases

  In February 1997, AWA entered into an agreement to lease one A320 aircraft for a term of 50 months with rents payable monthly.

                        AMERICA WEST HOLDINGS CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 1997


  (b) Contingent Legal Obligations

  Certain administrative and priority tax claims are pending against AWA which, if ultimately allowed by the bankruptcy court, would represent general obligations of AWA. Such claims include claims of various state and local tax authorities and certain potential contractual indemnification obligations. AWA is also a defendant in various lawsuits. Management cannot reasonably predict the outcome of the pending lawsuits and administrative and priority tax claims. However, management believes, after considering a number of factors, including the advice of outside counsel, the nature of the contingencies to which AWA is subject and its prior experience, that although the outcome of those matters could adversely affect future operating results, the resolution of these actions will not have a material adverse effect on the Company's financial condition.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Holdings became the holding company for AWA effective midnight, December 31, 1996. Holdings' primary business activity is ownership of all the capital stock of AWA. Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the condensed consolidated financial statements of Holdings. The Company's results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions.

The table below sets forth selected operating data for the wholly-owned subsidiary, AWA.

                                                  Three Months                  Percent
                                                  Ended March 31,                Change
                                              ----------------------            ---------
                                              1997              1996            1997-1996
                                              ----              ----            ---------
Available seat miles
  (in millions)                               5,791             4,955              16.9
Revenue passenger miles
  (in millions)                               3,982             3,504              13.6
Load factor (percent)                          68.8              70.7              (2.7)
Yield per revenue passenger mile
  (cents)                                     10.94             11.07              (1.2)
Revenue per available seat mile:
  Passenger (cents)                            7.52              7.83              (4.0)
  Total (cents)                                7.98              8.34              (4.3)
Passenger enplanements
  (in thousands)                              4,590             4,305               6.6
Average stage length (miles)                    768               700               9.7
Average passenger journey (miles)             1,088               968              12.4
Aircraft (end of period)                        101                95               6.3
Average daily aircraft
  utilization (hours)                          12.4              11.5               7.8
Average full-time equivalent
  employees                                   9,792             8,796              11.3
Fuel price (cents per gallon)                 75.03             60.15              24.7
Fuel consumption (gallons in
  millions)                                    92.1              81.8              12.6

The table below sets forth the major components of operating cost per available seat mile ("CASM") for the wholly-owned subsidiary, AWA.

                                                              Three Months                 Percent
                                                              Ended March 31,              Change
                                                          ---------------------           ---------
                                                          1997             1996           1997-1996
                                                          ----             ----           ---------
(in cents)
Salaries and related costs                                1.74             1.91              (8.9)
Aircraft rents                                             .95              .95                --
Other rents and landing fees                               .53              .54              (1.9)
Aircraft fuel                                             1.19              .99              20.2
Agency commissions                                         .66              .66                --
Aircraft maintenance materials
  and repairs                                              .54              .55              (1.8)
Depreciation and amortization                              .21              .27             (22.2)
Amortization of excess
  reorganization value                                     .11              .13             (15.4)
Other                                                     1.47             1.65             (10.9)
                                                         -----            -----
                                                          7.40             7.65              (3.3)
                                                         =====            =====

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1997


RESULTS OF OPERATIONS

For the three months ended March 31, 1997 and 1996, the Company realized net income of $13.9 million and $13.7 million, respectively. Net income for the three month period in 1997 included income tax expense for financial reporting purposes of $12.0 million compared to $11.7 million in 1996.

Passenger revenues increased $47.7 million or 12.3 percent to $435.5 million during the three months ended March 31, 1997 due primarily to a 13.6 percent increase in revenue passenger miles. Yield decreased 1.2 percent to 10.94 cents from 11.07 cents due primarily to a 9.7 percent increase in stage length. Capacity, as measured by available seat miles ("ASMs"), increased 16.9 percent in the 1997 first quarter as compared to 1996 due to the effect of the Company's strategic growth plan which was initiated in February 1996. Load factor decreased by 1.9 points to 68.8 percent. Passenger revenue per available seat mile ("RASM") decreased to 7.52 cents from 7.83 cents. Cargo and other revenues increased 5.1 percent to $26.6 million for the first quarter of 1997 as a result of higher available capacity.

CASM decreased 3.3 percent to 7.40 cents in the first quarter of 1997 from 7.65 cents for the 1996 period, despite a 24.7 percent increase in the average price per gallon of fuel. Excluding fuel and related taxes, CASM declined 6.7 percent when compared with the first quarter of 1996. The changes in the components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM decreased 8.9 percent due to continued improvement in productivity as full-time equivalent headcount increased 11.3 percent versus a 16.9 percent increase in ASMs.

- Aircraft fuel expense per ASM increased 20.2 percent due to a 24.7 percent increase in the average price per gallon of fuel from 60.15 cents in the 1996 quarter to 75.03 cents in 1997.

- Depreciation and amortization expense per ASM decreased 22.2 percent due in part to lower 1997 depreciation expense as certain ramp equipment was depreciated to net realizable value in 1996.

- Amortization of excess reorganization value per ASM decreased 15.4 percent primarily due to the 16.9 percent increase in ASMs.

-  Other operating expenses per ASM decreased 10.9 percent to 1.47 cents from
   1.65 cents as increases in passenger traffic-related costs such as CRS booking fees, catering costs, and credit card discount fees, and fuel taxes were more than offset by the 16.9 percent increase in ASMs.

Net nonoperating expenses decreased $1.4 million to $7.5 million in the first quarter of 1997 from $8.9 million in 1996 due primarily to a net decrease in interest expense as the Company reduced outstanding debt by $42.3 million year over year.

Income tax expense for financial reporting purposes for the three months ended March 31, 1997 was relatively unchanged when compared to the 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash and cash equivalents and short-term investments decreased to $165.7 million at March 31, 1997 from $176.6 million at December 31, 1996 primarily due to the repurchase of 1.91 million AWA warrants for approximately $13.3 million by AWA. (See Note 6, "Warrants" in Notes to Condensed Consolidated Financial Statements.) Net cash provided from operating activities decreased to $53.2 million for the quarter ended March 31, 1997 from $58.7 million in 1996 due principally to the payment in 1997 of approximately $43 million in federal air transportation excise taxes. Net cash used in investing activities decreased to $31.2 million for the 1997 period from $32.9 million for the 1996 period. Net cash used in financing activities was $23.1 million for the first quarter compared to $13.6 million in the 1996 period primarily due to the warrant repurchase.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1997

The Company has a working capital deficiency which increased to $188 million at March 31, 1997 from $170.9 million at December 31, 1996. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

Long-term debt maturities through 1999 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $36 million, $43.2 million and $70.4 million, respectively, for the remainder of 1997, 1998 and 1999. Management expects to fund these requirements with cash from operations.

At March 31, 1997, the Company had net operating loss carryforwards ("NOL") and general business tax credit carryforwards of approximately $471.8 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and tax credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization and emergence from bankruptcy in 1994 resulted in an ownership change within the meaning of Section
382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation of that year, any excess limitation will be carried forward for use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired.

The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to tax attributes (including NOLs, subject to certain limitations) of the pre-reorganization Company that serve to reduce the Company's actual income tax liability. To the extent the tax attributes of the pre-reorganization Company reduce the Company's actual income tax liability below the amount of expense reflected in the financial statements, that difference is applied to reduce the carrying balance of the Company's Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

At March 31, 1997, AWA had firm commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 17 Airbus A320-200 aircraft with delivery beginning in 1999. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5 percent annual price escalation, AWA estimates such aggregate net cost to be approximately $850 million. AWA has arranged for financing for up to one-half of the commitment relating to such aircraft and will require substantial capital from external sources to meet its remaining financial commitment. There can be no assurance that AWA will be able to obtain such capital in sufficient amounts or on acceptable terms and a default by AWA under the AVSA agreement or any such commitment could have a material adverse effect on the Company.

As of March 31, 1997, AWA's fleet consisted of 101 aircraft of which 20 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If AWA determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that AWA will be able to obtain such capital in sufficient amounts or on favorable terms.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1997

Capital expenditures for the quarters ended March 31, 1997 and 1996 were approximately $41 million and $32.8 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $22.4 million for the first quarter of 1997 and $11.6 million for the first quarter of 1996.

Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at March 31, 1997.

The federal air transportation excise taxes, which expired December 31, 1996, have been reenacted effective March 7, 1997 through September 30, 1997. Such taxes (a 10% domestic ticket tax, a 6.25% air cargo tax and a $6.00 international departure tax) generate a substantial portion of funding for the Federal Aviation Administration. A coalition of the seven largest U.S. airlines is proposing a user fee as a replacement for the excise taxes. A fuel tax is also being considered. The National Aviation Civilian Review Commission (the "Review Commission") has announced its intention to conduct an independent review of possible funding mechanisms to replace the excise taxes and is scheduled to release a report in September 1997. Implementation by Congress of a user fee as proposed by the seven airlines which would favor AWA's larger competitors, or other proposals recommended by the Review Commission, could significantly increase the cost of AWA's airline operations and could have a material adverse impact on the Company's operating results.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 "Earnings per Share" with a presentation of basic and diluted EPS, as defined. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Under SFAS 128, the Company's basic and diluted EPS for the three months ended March 31, 1997 were $.32 and $.31, respectively.

This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Whether such forward-looking statements and information ultimately prove to be accurate depends on various uncertainties and future developments that cannot be predicted. For a discussion of certain of the principal risks and uncertainties that may affect the Company's business and future operating results, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is on file with the Securities and Exchange Commission.

Part II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            EXHIBIT
            NUMBER         DESCRIPTION AND METHOD OF FILING

            *11.1           Computation of Earnings Per Share
            *27             Financial Data Schedule

            --------------------
            *Filed herewith

      b.    Reports on Form 8-K

            None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICA WEST HOLDINGS CORPORATION





                                        By   /s/ W. Douglas Parker
                                             ----------------------------
                                             W. Douglas Parker
                                             Senior Vice President and
                                             Chief Financial Officer

DATED:   May 14, 1997