Form 10-Q
period 1997-06-30
AMERICA WEST HOLDINGS CORP
filed 1997-08-14
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
------     Exchange Act of 1934

For the quarterly period ended  June 30, 1997  or

           Transition report pursuant to Section 13 or 15(d) of the
------     Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------     ----------------------

Commission file number                          1-12649
                       ---------------------------------------------------------

                        AMERICA WEST HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       86-0847214
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

51 WEST THIRD STREET               TEMPE, ARIZONA                       85281
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code    (602) 693-0800
--------------------------------------------------------------------------------


                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

        Yes   XX          No            (Not Applicable)
             ----            ----       ----------------

The Company has 1,200,000 shares of Class A Common Stock and 44,731,123 shares of Class B Common Stock outstanding as of July 31, 1997.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                        AMERICA WEST HOLDINGS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                  June 30,       December 31,
                                                                    1997             1996
                                                                 ----------      ------------
                    Assets                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                    $  146,650       $  137,499
    Short-term investments                                            1,056           39,131
    Accounts receivable, net                                         88,234          106,215
    Expendable spare parts and supplies, net                         21,917           21,423
    Prepaid expenses                                                 47,875           47,545
                                                                 ----------       ----------

        Total current assets                                        305,732          351,813
                                                                 ----------       ----------

Property and equipment:
    Flight equipment                                                730,856          669,654
    Other property and equipment                                    120,433          107,993
    Equipment purchase deposits                                      78,218           56,665
                                                                 ----------       ----------
                                                                    929,507          834,312
    Less accumulated depreciation and amortization                  217,200          163,718
                                                                 ----------       ----------

        Total property and equipment                                712,307          670,594
                                                                 ----------       ----------

Other assets:
    Restricted cash                                                  29,262           26,433
    Reorganization value in excess of amounts allocable to
        identifiable assets, net                                    429,533          447,044
    Deferred income taxes                                            74,700           74,700
    Other assets, net                                                28,799           27,066
                                                                 ----------       ----------

        Total other assets                                          562,294          575,243
                                                                 ----------       ----------
                                                                 $1,580,333       $1,597,650
                                                                 ==========       ==========


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                          June 30,         December 31,
                                                                            1997              1996
                                                                        -----------        -----------
                   Liabilities and Stockholders' Equity                  (Unaudited)
Current liabilities:
    Current maturities of long-term debt                                $    43,856        $    46,238
    Accounts payable                                                        127,947            115,458
    Air traffic liability                                                   184,707            214,056
    Accrued compensation and vacation benefits                               28,864             30,085
    Accrued taxes                                                            65,710             72,047
    Other accrued liabilities                                                42,251             44,836
                                                                        -----------        -----------

        Total current liabilities                                           493,335            522,720
                                                                        -----------        -----------

Long-term debt, less current maturities                                     327,642            330,148
Deferred credits and other liabilities                                      111,928            122,029

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued                                                 --                 --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,200,000 shares                12                 12
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued and outstanding 44,730,968
        shares at June 30, 1997 and 44,626,056 shares at
        December 31, 1996                                                       447                446
    Additional paid-in capital                                              564,979            577,267
    Retained earnings                                                       107,099             70,137
                                                                        -----------        -----------
                                                                            672,537            647,862

    Less: cost of Class B Common Stock in treasury, 1,353,891
        shares in 1997 and 1,353,911 shares in 1996                         (25,109)           (25,109)
                                                                        -----------        -----------

        Total stockholders' equity                                          647,428            622,753
                                                                        -----------        -----------
                                                                        $ 1,580,333        $ 1,597,650
                                                                        ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                   (unaudited)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                          June 30,
                                               --------------------------        --------------------------
                                                  1997             1996             1997             1996
                                                  ----             ----             ----             ----
Operating revenues:
    Passenger                                  $ 450,753        $ 439,800        $ 886,293        $ 827,602
    Cargo                                         12,054           10,991           24,810           21,748
    Other                                         14,949           13,158           28,840           27,749
                                               ---------        ---------        ---------        ---------

        Total operating revenues                 477,756          463,949          939,943          877,099
                                               ---------        ---------        ---------        ---------

Operating expenses:
    Salaries and related costs                   102,326           97,620          203,343          192,322
    Aircraft rents                                55,089           49,866          110,021           97,138
    Other rents and landing fees                  28,862           27,264           59,678           53,831
    Aircraft fuel                                 57,608           56,143          126,724          105,319
    Agency commissions                            40,452           34,607           78,764           67,206
    Aircraft maintenance materials
       and repairs                                37,669           29,206           68,981           56,231
    Depreciation and amortization                 12,348           13,488           24,425           26,720
    Amortization of excess
       reorganization value                        6,256            6,551           12,511           13,100
    Other                                         86,563           87,121          171,450          168,831
                                               ---------        ---------        ---------        ---------

        Total operating expenses                 427,173          401,866          855,897          780,698
                                               ---------        ---------        ---------        ---------

Operating income                                  50,583           62,083           84,046           96,401
                                               ---------        ---------        ---------        ---------

Nonoperating income (expenses):
    Interest income                                2,698            3,361            5,265            6,531
    Interest expense                             (10,349)         (11,709)         (20,738)         (23,977)
    Other, net                                      (168)              55              128              255
                                               ---------        ---------        ---------        ---------

        Total nonoperating expenses, net          (7,819)          (8,293)         (15,345)         (17,191)
                                               ---------        ---------        ---------        ---------

Income before income taxes and
    extraordinary item                            42,764           53,790           68,701           79,210
                                               ---------        ---------        ---------        ---------

Income taxes                                      19,756           24,268           31,739           35,961
                                               ---------        ---------        ---------        ---------
Extraordinary item, net of taxes                      --           (1,105)              --           (1,105)
                                               ---------        ---------        ---------        ---------

Net income                                     $  23,008        $  28,417        $  36,962        $  42,144
                                               =========        =========        =========        =========

Earnings per share:
    Primary:
       Income before extraordinary item        $     .52        $     .60        $     .81        $     .87
       Extraordinary item                             --             (.02)              --             (.02)
                                               ---------        ---------        ---------        ---------
           Net income                          $     .52        $     .58        $     .81        $     .85
                                               =========        =========        =========        =========
    Fully diluted:
       Income before extraordinary item        $     .52        $     .60        $     .81        $     .86
       Extraordinary item                             --             (.02)              --             (.02)
                                               ---------        ---------        ---------        ---------
           Net income                          $     .52        $     .58        $     .81        $     .84
                                               =========        =========        =========        =========

Shares used for computation:
    Primary                                       44,519           49,231           45,521           49,470
                                               =========        =========        =========        =========
    Fully diluted                                 44,519           49,520           45,651           50,089
                                               =========        =========        =========        =========


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                               ---------------------------
                                                                 1997             1996
                                                                 ----             ----

Net cash provided by operating activities:                     $  87,790        $ 142,606
                                                               ---------        ---------

Cash flows from investing activities:
    Purchases of property and equipment                          (76,459)         (76,767)
    Decrease (increase) in short-term investments                 38,075          (21,545)
    Other                                                         (6,345)          (1,722)
                                                               ---------        ---------
        Net cash used in investing activities                    (44,729)        (100,034)

Cash flows from financing activities:
    Repayment of debt                                            (21,624)         (55,016)
    Issuance of common stock                                       1,056            2,882
    Acquisition of treasury stock and warrants                   (13,342)         (34,332)
                                                               ---------        ---------

        Net cash used in financing activities                    (33,910)         (86,466)
                                                               ---------        ---------

Net increase (decrease) in cash and cash equivalents               9,151          (43,894)
                                                               ---------        ---------

Cash and cash equivalents at beginning of period                 137,499          224,367
                                                               ---------        ---------

Cash and cash equivalents at end of period                     $ 146,650        $ 180,473
                                                               =========        =========

Cash, cash equivalents and short-term investments at end
     of period                                                 $ 147,706        $ 202,018
                                                               =========        =========

Cash paid for interest and income taxes:
   Interest, net of amounts capitalized ($1,480 in 1996)       $  15,978        $  20,508
   Income taxes                                                $     132        $     329
Non-cash financing activities:
   Notes payable issued for equipment purchase deposits        $  16,553        $   7,814


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                  June 30, 1997

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation ("Holdings" or the "Company") and its wholly-owned subsidiary, America West Airlines, Inc. ("America West" or "AWA"), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.    AIRCRAFT REFINANCING TRANSACTION

     In June 1997, America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The combined effective interest rate on the financing is 7.41%. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to America West. Under the arrangements, the financial benefits of the transactions are shared among America West, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA Group plc ("GPA"), the original lessees under the restructured leases. Benefits to America West include a reduction in rental expense approximating $250,000 per year through 2013.

     The Pass Through Trust Certificates were issued by separate pass through trusts. The equipment notes are secured by a security interest in the aircraft and engines and an assignment of America West's aircraft leases. Neither the equipment notes nor the Pass Through Trust Certificates are direct obligations of, or guaranteed by America West, and the corresponding debt and interest expense are not included in America West's financial statements.

3.    STOCK OPTIONS

     In 1994, the Company adopted the America West 1994 Incentive Equity Plan, ("Plan"), pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorized grants of options to purchase up to 3.5 million shares of authorized but unissued Holding Class B Common Stock. In May 1997, the stockholders approved an increase from 3.5 million to 7.5 million in the maximum number of Holdings Class B Common Stock available under the Plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant generally become exercisable over a three-year period and expire if unexercised at the end of 10 years.

4.    SUBSEQUENT EVENTS

     On August 1, 1997, Holdings' Board of Directors approved the extension of the Company's existing stock repurchase program through December 31, 1999. The program authorizes the purchase of up to 2.5 million shares of the Company's Class B Common Stock and all of America West's publicly traded warrants, in private or open market transactions as circumstances warrant. As of June 30, 1997, 1.4 million shares of Class B Common Stock and 4.1 million warrants have been repurchased.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1997

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

The table below sets forth selected operating data for Holding's wholly-owned subsidiary, AWA.

                                                 Three Months                              Six Months
                                                Ended June 30,          Percent           Ended June 30,            Percent
                                             --------------------        Change        ----------------------        Change
                                             1997           1996       1997-1996       1997            1996        1997-1996
                                             ----           ----       ---------       ----            ----        ---------
Available seat miles (in millions)           5,848          5,353            9.2      11,638          10,308            12.9
Revenue passenger miles
   (in millions)                             4,144          3,848            7.7       8,126           7,352            10.5
Load factor (percent)                         70.9           72.0      (1.1) pts        69.8            71.3       (1.5) pts
Yield per revenue passenger mile
   (cents)                                   10.88          11.43           (4.8)      10.91           11.26            (3.1)
Revenue per available seat mile:
   Passenger (cents)                          7.71           8.22           (6.2)       7.62            8.03            (5.1)
   Total (cents)                              8.17           8.67           (5.8)       8.08            8.51            (5.1)
Passenger enplanements
   (in thousands)                            4,674          4,589            1.9       9,264           8,894             4.2
Average stage length (miles)                   770            725            6.2         769             713             7.9
Average passenger journey (miles)            1,145          1,017           12.6       1,117             993            12.5
Aircraft (end of period)                       100             99            1.0         100              99             1.0
Average daily aircraft
   utilization (hours)                        12.4           11.8            5.1        12.4            11.7             6.0
Average full-time equivalent
   employees                                 9,930          9,236            7.5       9,862           9,016             9.4
Fuel price (cents per gallon)                61.70          64.89           (4.9)      68.32           62.59             9.2
Fuel consumption (gallons in
   millions)                                  93.4           86.5            8.0       185.5           168.3            10.2

The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                        Three Months                          Six Months
                                       Ended June 30,        Percent        Ended June 30,       Percent
                                       --------------        Change         --------------       Change
                                       1997       1996      1997-1996      1997        1996     1997-1996
                                       ----       ----      ---------      ----        ----     ---------
 (in cents)
Salaries and related costs             1.75       1.82        (3.8)        1.75        1.87        (6.4)
Aircraft rents                          .94        .93         1.1          .94         .94          --
Other rents and landing fees            .50        .51        (2.0)         .51         .52        (1.9)
Aircraft fuel                           .99       1.05        (5.7)        1.09        1.02         6.9
Agency commissions                      .69        .65         6.2          .68         .65         4.6
Aircraft maintenance materials
   and repairs                          .64        .55        16.4          .59         .54         9.3
Depreciation and amortization           .21        .25       (16.0)         .21         .26       (19.2)
Amortization of excess
   reorganization value                 .11        .12        (8.3)         .11         .13       (15.4)
Other                                  1.48       1.63        (9.2)        1.47        1.64       (10.4)
                                       ----       ----        ----         ----        ----        ----
                                       7.31       7.51        (2.7)        7.35        7.57        (2.9)
                                       ====       ====                     ====        ====

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1997

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

For the three months ended June 30, 1997 and 1996, Holdings realized net income (before extraordinary item) of $23 million and $29.5 million, respectively. Net income for the three month period in 1997 included income tax expense for financial reporting purposes of $19.8 million compared to $24.3 million in 1996.

Passenger revenues for America West increased $11 million or 2.5 percent to $450.8 million during the three months ended June 30, 1997 due primarily to a
7.7 percent increase in revenue passenger miles. Yield decreased 4.8 percent to
10.88 cents from 11.43 cents due to a 6.2 percent increase in stage length, the reimposition in March 1997 of the federal air transportation excise tax, and aggressive competitive pricing. Capacity, as measured by available seat miles ("ASMs"), increased 9.2 percent in the 1997 second quarter as compared to 1996 due to the net addition of two aircraft to the airline's fleet and increased utilization of aircraft, both as part of America West's strategic growth plan initiated in February 1996. Load factor decreased 1.1 points to 70.9 percent. Passenger revenue per available seat mile ("RASM") decreased to 7.71 cents from
8.22 cents. Cargo and other revenues increased 11.8 percent to $27 million for the second quarter of 1997 as a result of higher available capacity.

CASM decreased 2.7 percent to 7.31 cents in the second quarter of 1997 from 7.51 cents for the comparable 1996 period. The changes in the components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM decreased 3.8 percent due to continued improvement in productivity as average full-time equivalent headcount increased 7.5 percent versus a 9.2 percent increase in ASMs.

- Aircraft fuel expense per ASM decreased 5.7 percent due to a 4.9 percent decrease in the average price per gallon of fuel from 64.89 cents in the 1996 quarter to 61.70 cents in the 1997 quarter.

- Agency commissions expense per ASM increased 6.2 percent due primarily to a higher mix of commissionable revenue.

-        Aircraft maintenance materials and repairs expense per ASM increased
         16.4 percent or $8.5 million due primarily to an increase in capitalized maintenance cost which increased capitalized maintenance amortization expense by $7.3 million for the second quarter of 1997 compared with the comparable period in 1996.

- Depreciation and amortization expense per ASM decreased 16 percent due in part to certain ramp equipment being depreciated to net realizable value in 1996.

- Amortization of excess reorganization value per ASM decreased 8.3 percent primarily due to the 9.2 percent increase in ASMs.

- Other operating expenses per ASM decreased 9.2 percent to 1.48 cents from 1.63 cents primarily due to the 9.2 percent increase in ASMs.

Net nonoperating expenses were relatively unchanged in the second quarter of 1997 from the comparable period in 1996.

Income tax expense for financial reporting purposes for the three months ended June 30, 1997 decreased to $19.8 million from $24.3 million for the 1996 second quarter primarily due to lower pre-tax income in the 1997 quarter.

Six Months Ended June 30, 1997 and 1996

For the six months ended June 30, 1997 and 1996, Holdings realized net income (before extraordinary item) of $37 million and $43.2 million, respectively. Income taxes for the six month periods in 1997 and 1996 were $31.7 million and $36 million, respectively.

Total operating revenue for America West was $939.9 million for the six months ended June 30, 1997, up 7.2 percent from the comparable period in 1996. Passenger revenues were $886.3 million, an increase of 7.1 percent over the 1996 period. Cargo and other revenues increased 8.4 percent to $53.7 million. Other revenues consist primarily of alcoholic beverage sales, contract service sales and service charges.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1997

Capacity, as measured by ASMs, increased 12.9 percent for the six months ended June 30, 1997 compared with the comparable 1996 period primarily due to the net addition of four aircraft to the fleet since June 30, 1996 and increased utilization of the fleet. Revenue passenger miles increased 10.5 percent for the six months ended June 30, 1997 compared with the comparable 1996 period. Load factor for the 1997 six month period decreased 1.5 points on 12.9 percent higher capacity while yield decreased 3.1 percent when compared with the same period in 1996 primarily due to a 7.9 percent increase in stage length, the reimposition of the federal air transportation excise tax, and aggressive competitive pricing.

CASM decreased to 7.35 cents or 2.9 percent for the six months ended June 30, 1997 compared with the same period in 1996. The changes in components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM decreased 6.4 percent primarily due to the 12.9 percent increase in ASMs and an increase in productivity as average full-time equivalent headcount increased 9.4 percent.

- Other rents and landing fees per ASM decreased 1.9 percent primarily due to the 12.9 percent increase in ASMs.

- Aircraft fuel expense per ASM increased 6.9 percent as the average price per gallon of aircraft fuel increased 9.2 percent to 68.32 cents for the six months ended June 30, 1997 compared with the comparable period for 1996.

- Agency commission expense per ASM increased 4.6 percent primarily due to a higher mix of commissionable revenue.

-        Aircraft maintenance materials and repairs expense per ASM increased
         9.3 percent or $12.8 million due primarily to the increase in capitalized maintenance cost which has increased capitalized maintenance amortization expense by $15.1 million in the 1997 period compared to the comparable period in 1996.

- Depreciation and amortization expense per ASM in 1997 decreased 19.2 percent due to certain ramp equipment being depreciated to net realizable value in 1996.

- Other operating expense per ASM decreased 10.4 percent to 1.47 cents from 1.64 cents due primarily to an increase in passenger traffic-related costs such as catering costs, credit card discount fees, fuel taxes, and crew related costs which were more than offset by the effect of the 12.9 percent increase in ASMs.

Net nonoperating expenses decreased $1.8 million to $15.3 million for the six months ended June 30, 1997 as compared with the comparable period for 1996. The
10.7 percent decrease in cost resulted primarily from a net decrease in interest expense of $3.2 million due to reduced levels of debt and lower interest rates as compared with 1996.

Income tax expense for financial reporting purposes for the six months ended June 30, 1997 decreased to $31.7 million from $36 million for the comparable period in 1996 primarily due to the lower pretax income in the 1997 period.

For the six months ended June 30, 1996, the Company incurred an extraordinary charge of $1.1 million net of income tax benefit of $.9 million for the prepayment of $25 million of its $75 million 10 3/4 percent Senior Unsecured Notes.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash, cash equivalents and short-term investments for Holdings decreased to $147.7 million at June 30, 1997 from $176.6 million at December 31, 1996 due to the payment in 1997 of approximately $43 million in federal air transportation excise taxes which were collected in 1996. Net cash provided by operating activities decreased to $87.8 million for the six months ended June 30, 1997 from $142.6 million for the comparable period in 1996 due principally to the excise tax payment. Net cash used in investing activities decreased to $44.7 million for the 1997 period from $100 million for the 1996 period primarily due to the $38 million decrease in short-term investments. Net cash used in financing activities was $33.9 million for the 1997 period compared to $86.5 million in the 1996 period primarily due to a higher level of equity purchases and a $25 million debt prepayment in 1996.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1997

The Company has a working capital deficiency which increased to $187.6 million at June 30, 1997 from $170.9 million at December 31, 1996. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

Long-term debt maturities through 1999 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $24.6 million, $43.2 million and $77.5 million, for the 1997 remainder, 1998 and 1999, respectively. Management expects to fund these requirements with cash from operations.

At June 30, 1997, AWA had firm commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 17 Airbus A320-200 aircraft with delivery beginning in 1999. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5 percent annual price escalation, AWA estimates such aggregate net cost to be approximately $850 million. AWA has arranged for financing for up to one-half of the commitment relating to such aircraft and will require substantial capital from external sources to meet its remaining financial commitment. There can be no assurance that AWA will be able to obtain such capital in sufficient amounts or on acceptable terms and a default by AWA under the AVSA agreement or any such commitment could have a material adverse effect on the Company.

In June 1997, America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The combined effective interest rate on the financing is 7.41%. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to America West. Under the arrangements, the financial benefits of the transactions are shared among America West, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA Group plc ("GPA"), the original lessees under the restructured leases. Benefits to America West include a reduction in rental expense approximating $250,000 per year through 2013.

The Pass Through Trust Certificates were issued by separate pass through trusts. The equipment notes are secured by a security interest in the aircraft and engines and an assignment of America West's aircraft leases. Neither the equipment notes nor the Pass Through Trust Certificates are direct obligations of, or guaranteed by America West, and the corresponding debt and interest expense are not included in America West's financial statements.

As of June 30, 1997, AWA's fleet consisted of 100 aircraft. Of these aircraft, 20 fail to meet the FAA's Stage III noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If AWA determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that AWA will be able to obtain such capital in sufficient amounts or on acceptable terms.

Capital expenditures for the six months ended June 30, 1997 and 1996 were approximately $76.5 million and $76.8 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $47.3 million for the 1997 period and $47.6 million for the 1996 period.

Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at June 30, 1997.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1997

The federal air transportation excise taxes, which expired December 31, 1996, have been reenacted effective March 7, 1997 through September 30, 1997. On August 5, 1997, President Clinton signed into law new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget and lower taxes. Included in the new law is a phase in over six years of a replacement of the current federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9%, declining to 7.5% by 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2003 and an increase in international taxes from $6 per international departure to an arrival and departure tax starting at $12 (each way) indexed for inflation starting January 1, 1999. Due to America West's predominantly domestic system, it is anticipated that the new domestic segment fees will have a more adverse impact on operating results than the reduction in excise tax.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). This Statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 "Earnings Per Share" with a presentation of basic and diluted EPS, as defined. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Under SFAS 128, the Company's basic EPS and diluted EPS was $.52, and $.50, for the 1997 three month period, and $.84, and $.81, for the six months ended June 30, 1997, respectively.

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

Part II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

    a. The 1997 Annual Meeting of Stockholders of the Company was held on May 2, 1997. Fifteen persons were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the next annual meeting of Stockholders or until their successors are elected and qualified. There were 98,440,732 votes cast in the election of directors and there were no abstentions and broker non-votes. The voting regarding each nominee was as follows: William A. Franke (for: 97,573,152 / withheld:
         867,580); Julia Chang Bloch (for: 97,576,752 / withheld: 863,980);
         Stephen F. Bollenbach (for: 97,364,135 / withheld: 1,076,597); Frederick W. Bradley, Jr. (For: 97,577,284 / withheld: 863,448); James
         G. Coulter (for: 97,364,473 / withheld: 1,076,259); John F. Fraser (for: 97,363,390 / withheld: 1,077,342); Richard R. Goodmanson (for:
         97,577,208 / withheld: 863,524); John L. Goolsby (for: 97,577,107 /
         withheld: 863,625); Richard C. Kraemer (for: 97,577,239 / withheld:
         863,493); John R. Power, Jr. (for: 97,577,408 / withheld: 863,324);
         Larry L. Risley (for: 97,576,522 / withheld: 864,210); Frank B. Ryan (for: 97,576,198 / withheld: 864,534); Richard P. Schifter (for:
         97,577,328 / withheld: 863,404); John F. Tierney (for: 97,577,369 /
         withheld: 863,363); and Raymond S. Troubh (for: 97,576,023 / withheld:
         864,709).

    b. Also at the 1997 Annual Meeting of Stockholders of the Company, the amendment to increase the number of shares available under the 1994 Incentive Equity Plan from 3.5 million to 7.5 million shares was approved with 82,276,151 votes for; 9,864,272 votes against; 376,502 votes abstained and 5,923,807 broker non-votes.

Item 5.  OTHER INFORMATION

         In June 1997, the Transportation Workers Union filed an application with the National Mediation Board ("NMB") seeking to become the collective bargaining representative for AWA's approximately 1,950 fleet service employees. The NMB has scheduled a representation election in respect to the workforce. Ballots will be mailed on August 27, 1997 and are expected to be tabulated in early October 1997.

         In November 1995, a group of individuals who are current or former employees of Continental Airlines, commenced a lawsuit in the Federal District Court for the Western District of Washington against Continental and AWA, alleging that the plaintiffs were wrongfully discharged from their employment. The court certified a class action of approximately 230 plaintiffs. In May 1997, the court approved a settlement between the plaintiffs and AWA. All of AWA's obligations under that settlement were covered by insurance.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

         EXHIBIT
         NUMBER         DESCRIPTION AND METHOD OF FILING
         ------         --------------------------------

         *11.1          Computation of Earnings Per Share
         *27            Financial Data Schedule

         ----------
         *Filed herewith

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

DATED:   August 14, 1997