Form 10-Q
period 1997-09-30
AMERICA WEST HOLDINGS CORP
filed 1997-11-14
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

  X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934

For the quarterly period ended  September 30, 1997  or

           Transition report pursuant to Section 13 or 15(d) of the
-----      Securities Exchange Act of 1934

For the transition period from                  to


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

Yes   XX           No
    ------            ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   XX           No           (Not Applicable)
    ------            ------

The Company has 1,200,000 shares of Class A Common Stock and 44,753,545 shares of Class B Common Stock outstanding as of October 31, 1997.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                        AMERICA WEST HOLDINGS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                              September 30,  December 31,
                                                                  1997           1996
                                                              -------------  ------------
Assets                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                  $  152,603     $  137,499
    Short-term investments                                          2,956         39,131
    Accounts receivable, net                                       94,931        106,215
    Expendable spare parts and supplies, net                       25,321         21,423
    Prepaid expenses                                               55,170         47,545
                                                               ----------     ----------

        Total current assets                                      330,981        351,813
                                                               ----------     ----------

Property and equipment:
    Flight equipment                                              756,544        669,654
    Other property and equipment                                  129,668        107,993
    Equipment purchase deposits                                    34,581         56,665
                                                               ----------     ----------
                                                                  920,793        834,312
    Less accumulated depreciation and amortization                245,977        163,718
                                                               ----------     ----------

        Net property and equipment                                674,816        670,594
                                                               ----------     ----------

Other assets:
    Restricted cash                                                30,184         26,433
    Reorganization value in excess of amounts allocable to
        identifiable assets, net                                  393,715        447,044
    Deferred income taxes                                          74,700         74,700
    Other assets, net                                              30,706         27,066
                                                               ----------     ----------

        Total other assets                                        529,305        575,243
                                                               ----------     ----------
                                                               $1,535,102     $1,597,650
                                                               ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                     September 30,    December 31,
                                                                         1997             1996
                                                                     -------------    ------------
Liabilities and Stockholders' Equity                                  (Unaudited)
Current liabilities:
    Current maturities of long-term debt                              $    38,986      $    46,238
    Accounts payable                                                      126,523          115,458
    Air traffic liability                                                 186,894          214,056
    Accrued compensation and vacation benefits                             29,685           30,085
    Accrued taxes                                                          74,425           72,047
    Other accrued liabilities                                              34,243           44,836
                                                                      -----------      -----------

        Total current liabilities                                         490,756          522,720
                                                                      -----------      -----------

Long-term debt, less current maturities                                   271,266          330,148
Deferred credits and other liabilities                                    107,680          122,029

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued                                             --               --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,200,000 shares              12               12
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued and outstanding 44,735,443
        shares at September 30, 1997 and 44,626,056 shares at
        December 31, 1996                                                     447              446
    Additional paid-in capital                                            565,029          577,267
    Retained earnings                                                     125,021           70,137
                                                                      -----------      -----------
                                                                          690,509          647,862

    Less: cost of Class B Common Stock in treasury, 1,353,891
        shares in 1997 and 1,353,911 shares in 1996                       (25,109)         (25,109)
                                                                      -----------      -----------

        Total stockholders' equity                                        665,400          622,753
                                                                      -----------      -----------
                                                                      $ 1,535,102      $ 1,597,650
                                                                      ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 Condensed Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (unaudited)

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                             ------------------------      ----------------------------
                                                1997           1996            1997             1996
                                             ---------      ---------      -----------      -----------
Operating revenues:
    Passenger                                $ 433,898      $ 397,892      $ 1,320,191      $ 1,225,494
    Cargo                                       13,354         10,966           38,164           32,714
    Other                                       14,870         13,660           43,710           41,409
                                             ---------      ---------      -----------      -----------

        Total operating revenues               462,122        422,518        1,402,065        1,299,617
                                             ---------      ---------      -----------      -----------

Operating expenses:
    Salaries and related costs                 106,715         98,572          310,058          290,894
    Aircraft rents                              56,292         51,855          166,313          148,993
    Other rents and landing fees                29,891         28,420           89,569           82,251
    Aircraft fuel                               57,334         60,456          184,058          165,775
    Agency commissions                          36,644         32,390          115,408           99,596
    Aircraft maintenance materials
       and repairs                              37,161         34,151          106,142           90,382
    Depreciation and amortization               12,034         12,895           36,459           39,615
    Amortization of excess
       reorganization value                      5,818          6,081           18,329           19,181
    Non-recurring special charge                  --           65,098             --             65,098
    Other                                       83,249         85,743          254,699          254,574
                                             ---------      ---------      -----------      -----------

        Total operating expenses               425,138        475,661        1,281,035        1,256,359
                                             ---------      ---------      -----------      -----------

Operating income (loss)                         36,984        (53,143)         121,030           43,258
                                             ---------      ---------      -----------      -----------

Nonoperating income (expenses):
    Interest income                              2,332          3,026            7,597            9,557
    Interest expense, net                       (4,040)       (10,933)         (24,778)         (34,910)
    Other, net                                     365           (470)             493             (215)
                                             ---------      ---------      -----------      -----------

        Total nonoperating expenses, net        (1,343)        (8,377)         (16,688)         (25,568)
                                             ---------      ---------      -----------      -----------

Income (loss) before income tax and
    extraordinary item                          35,641        (61,520)         104,342           17,690
                                             ---------      ---------      -----------      -----------

Income tax expense (benefit)                    17,719        (15,813)          49,458           20,148
                                             ---------      ---------      -----------      -----------
Extraordinary item, net of tax                    --             --               --             (1,105)
                                             ---------      ---------      -----------      -----------

Net income (loss)                            $  17,922      $ (45,707)     $    54,884      $    (3,563)
                                             =========      =========      ===========      ===========

Earnings per share:
    Primary:
       Income (loss) before
           extraordinary item                $    0.40      $   (1.03)     $      1.23      $      (.05)
       Extraordinary item                         --             --               --               (.03)
                                             ---------      ---------      -----------      -----------
           Net income (loss)                 $    0.40      $   (1.03)     $      1.23      $      (.08)
                                             =========      =========      ===========      ===========
    Fully diluted:
       Income (loss) before
           extraordinary item                $    0.40      $   (1.03)     $      1.23      $      (.05)
       Extraordinary item                         --             --               --               (.03)
                                             ---------      ---------      -----------      -----------
           Net income (loss)                 $    0.40      $   (1.03)     $      1.23      $      (.08)
                                             =========      =========      ===========      ===========

Shares used for computation:
    Primary                                     44,554         44,381           44,505           45,065
                                             =========      =========      ===========      ===========
    Fully diluted                               44,554         44,381           44,505           45,065
                                             =========      =========      ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                             ------------------------
                                                                1997           1996
                                                             ---------      ---------
Net cash provided by operating activities:                   $ 150,001      $ 200,562
                                                             ---------      ---------

Cash flows from investing activities:
    Purchases of property and equipment                       (113,706)      (117,388)
    Decrease (increase) in short-term investments               36,175        (50,899)
    Other                                                      (10,539)        (1,659)
                                                             ---------      ---------
        Net cash used in investing activities                  (88,070)      (169,946)

Cash flows from financing activities:
    Repayment of debt                                          (34,590)       (66,171)
    Issuance of common stock                                     1,105          2,928
    Acquisition of treasury stock and warrants                 (13,342)       (42,105)
                                                             ---------      ---------

        Net cash used in financing activities                  (46,827)      (105,348)
                                                             ---------      ---------

Net increase (decrease) in cash and cash equivalents            15,104        (74,732)
                                                             ---------      ---------

Cash and cash equivalents at beginning of period               137,499        224,367
                                                             ---------      ---------

Cash and cash equivalents at end of period                   $ 152,603      $ 149,635
                                                             =========      =========

Cash, cash equivalents and short-term investments at end
     of period                                               $ 155,559      $ 200,534
                                                             =========      =========

Cash paid for interest and income taxes:
   Interest, net of amounts capitalized
     ($40 in 1997 and $2,404 in 1996)                        $  26,083      $  31,300
   Income taxes                                              $     202      $     498
Non-cash financing activities:
   Notes payable issued for equipment purchase deposits      $  26,245      $  19,250
   Notes payable canceled under the aircraft purchase
    agreement                                                $ (58,929)     $    --


See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              Notes To Condensed Consolidated Financial Statements
                               September 30, 1997

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

2.   AIRCRAFT PURCHASE AGREEMENT

   In September 1997, the Company completed the restructuring and expansion of the arrangements between its subsidiary America West and AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"). The firm portion of the order is structured as a commitment for 22 A319s and 12 A320s. An additional 12 A320s are subject to reconfirmation. The aircraft are scheduled for delivery in 1998, 1999, 2000 and 2001. The restructured arrangements provide improvement in pricing and, subject to the conclusion of satisfactory arrangements with an engine manufacturer, financing assistance on between 12 and 16 aircraft and "backstop" financing in connection with the remainder of the firmly ordered aircraft. The agreement also includes options to purchase an additional 40 A320 family aircraft during 2001 through 2005 and certain rights to convert firmly ordered A319s and A320s to larger A321 aircraft.

3.   STOCK REPURCHASE

   In August 1997, Holding's Board of Directors approved the extension of the Company's existing stock repurchase program through December 31, 1999. The program authorizes the purchase of up to 2.5 million shares of the Company's Class B Common Stock and all of America West's publicly traded warrants, in private or open market transactions as circumstances warrant. As of September 30, 1997, 1.4 million shares of Holdings Class B Common Stock and 4.1 million AWA warrants had been purchased.

4.   SUBSEQUENT EVENTS

   On October 31, 1997, America West and the Association of Flight Attendants reached a tentative agreement on a contract covering the airline's more than 2,000 flight attendants. The five-year agreement resolves issues regarding pay rates, benefits and working conditions and if ratified by the flight attendants and approved by AWA's Board of Directors, will be the flight attendants' first contract with America West. A ratification vote by the flight attendants is expected to be completed in December 1997.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1997

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

                                                       Three Months                             Nine Months
                                                    Ended September 30,        Percent       Ended September 30,       Percent
                                                    -------------------        Change        -------------------       Change
                                                     1997          1996       1997-1996       1997         1996       1997-1996
                                                    -----         -----       ---------      ------       ------      ---------
Available seat miles (in millions)                  5,980         5,555            7.7       17,618       15,863          11.1
Revenue passenger miles
   (in millions)                                    4,213         3,989            5.6       12,339       11,341           8.8
Load factor (percent)                                70.5          71.8       (1.3) pts        70.0         71.5      (1.5) pts
Yield per revenue passenger mile
   (cents)                                          10.30          9.98            3.2        10.70        10.81          (1.0)
Revenue per available seat mile:
   Passenger (cents)                                 7.26          7.16            1.4         7.49         7.73          (3.1)
   Total (cents)                                     7.73          7.61            1.6         7.96         8.19          (2.8)
Passenger enplanements
   (in thousands)                                   4,692         4,671             .4       13,956       13,558           2.9
Average stage length (miles)                          783           742            5.5          773          723           6.9
Average passenger journey (miles)                   1,163         1,103            5.4        1,132        1,028          10.1
Aircraft (end of period)                              102            99            3.0          102           99           3.0
Average daily aircraft
   utilization (hours)                               12.3          11.8            4.2         12.3         11.7           5.1
Average full-time equivalent
   employees                                        9,851         9,327            5.6        9,858        9,087           8.5
Fuel price (cents per gallon)                       59.36         66.97          (11.4)       65.25        64.12           1.8
Fuel consumption (gallons in
   millions)                                         96.6          90.2            7.1        282.1        258.5           9.1

The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                       Three Months                             Nine Months
                                                    Ended September 30,        Percent       Ended September 30,       Percent
                                                    -------------------        Change        -------------------       Change
                                                     1997          1996       1997-1996       1997         1996       1997-1996
                                                    -----         -----       ---------      ------       ------      ---------
(in cents)
Salaries and related costs                           1.79          1.78          0.6           1.76         1.83         (3.8)
Aircraft rents                                       0.94          0.93          1.1           0.94         0.94           --
Other rents and landing fees                         0.50          0.51         (2.0)          0.51         0.52         (1.9)
Aircraft fuel                                        0.96          1.09        (11.9)          1.04         1.05         (0.9)
Agency commissions                                   0.61          0.58          5.2           0.66         0.63          4.8
Aircraft maintenance materials
   and repairs                                       0.62          0.61          1.6           0.60         0.57          5.3
Depreciation and amortization                        0.20          0.23        (13.0)          0.21         0.25        (16.0)
Amortization of excess
   reorganization value                              0.10          0.11         (9.1)          0.10         0.12        (16.7)
Non-recurring special charge                          --           1.17          na             --          0.41           na
Other                                                1.39          1.55        (10.3)          1.45         1.60         (9.4)
                                                     ----          ----        -----           ----         ----         ----
                                                     7.11          8.56        (16.9)          7.27         7.92         (8.2)
                                                     ====          ====        =====           ====         ====         ====

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

For the three months ended September 30, 1997, Holdings realized net income of $17.9 million and income tax expense for financial reporting purposes of $17.7 million. For the comparable period in 1996, the Company recognized a net loss of $45.7 million, which included a pretax, non-recurring special charge of $65.1 million, and a tax benefit of $15.8 million.

Total operating revenue was $462.1 million for the three months ended September 30, 1997, up 9.4 percent from the comparable period in 1996. Passenger revenues were $433.9 million, an increase of 9.0 percent over the 1996 period. Cargo and other revenues increased 14.6 percent to $28.2 million primarily as a result of higher available capacity.

Capacity, as measured by available seat miles (ASMs) increased 7.7 percent in the 1997 third quarter as compared to 1996 due to the net addition of three aircraft to the airline's fleet and increased utilization of the aircraft, both as part of America West's strategic growth plan initiated in February
1996. Revenue passenger miles increased 5.6 percent for the three months ended September 30, 1997 over the comparable 1996 period. Load factor decreased 1.3 points in the 1997 quarter primarily due to an aggressive pricing promotion by a major competitor in the 1996 quarter. The decline in load factor was more than offset by an improvement in yield (revenue per revenue passenger mile). Yield increased 3.2 percent to 10.30 cents from 9.98 cents for the 1996 period. Passenger revenue per available seat mile (RASM) increased 1.4 percent to 7.26 cents from 7.16 cents.

CASM decreased 3.8 percent to 7.11 cents in the third quarter of 1997 from 7.39 cents (excluding the $65.1 million non-recurring special charge) for the comparable 1996 period. Significant changes in the components of operating expense per ASM are explained as follows:

- Aircraft fuel expense per ASM decreased 11.9 percent due to an 11.4 percent decrease in the average price per gallon of fuel from 66.97 cents in the 1996 quarter to 59.36 cents in the 1997 quarter.

- Agency commissions expense per ASM increased 5.2 percent due to the increase in RASM and a higher mix of commissionable revenue.

- Depreciation and amortization expense per ASM decreased 13.0 percent due in part to certain ramp equipment being depreciated to net realizable value in 1996.

- Amortization of excess reorganization value expense per ASM decreased 9.1 percent primarily due to the 7.7 percent increase in ASMs and a reduction in the unamortized balance of excess reorganization value due to utilization of tax attributes of the pre-reorganization Company.

-    Other operating expenses per ASM decreased 10.3 percent to 1.39 cents from
     1.55 cents per ASM primarily due to the 7.7 percent increase in ASMs and a decline in interrupted trip expense due to improved airline operating performance.

Net nonoperating expenses decreased $7 million primarily due to lower debt levels in 1997 and a $5 million reversal of previously accrued interest expense related to the restructuring of the AVSA aircraft order.

Nine Months Ended September 30, 1997 and 1996

For the nine months ended September 30, 1997 Holdings realized income before extraordinary item of $54.9 million, the highest in Company history. For the comparable period in 1996, the Company recognized a loss before extraordinary item of $2.5 million which included a pretax non-recurring special charge of $65.1 million. Income tax expense for financial reporting purposes for the nine month periods in 1997 and 1996 was $49.5 million and $20.1 million, respectively.

Total operating revenue was $1.4 billion for the nine months ended September 30, 1997, up 7.9 percent from the comparable period in 1996. Passenger revenues were $1.3 billion, an increase of 7.7 percent over the 1996 period. Cargo and other revenues increased 10.5 percent to $81.9 million.

Capacity, as measured by ASMs, increased 11.1 percent for the nine months ended September 30, 1997 compared with the 1996 period primarily due to the net addition of three aircraft to the fleet since September 30, 1996 and increased utilization of the fleet. Revenue passenger miles increased 8.8 percent for the nine months ended September 30, 1997 over the comparable 1996 period. Load factor for the 1997 nine month period decreased 1.5 points on 11.1 percent higher capacity while yield decreased 1.0 percent when compared with the same period in 1996 primarily due to a 6.9 percent increase in stage length and the reimposition of the federal air transportation excise tax.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1997


CASM decreased 3.2 percent to 7.27 cents for the nine months ended September 30, 1997 when compared with 7.51 cents (excluding the non-recurring special charge) for the same period in 1996. Significant changes in components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM decreased 3.8 percent primarily due to the 11.1 percent increase in ASMs and an increase in productivity as average full-time equivalent headcount increased 8.5 percent.

- Agency commission expense per ASM increased 4.8 percent primarily due to a higher mix of commissionable revenue.

- Aircraft maintenance materials and repairs expense per ASM increased 5.3 percent or $15.8 million due primarily to the increase in capitalized maintenance cost which has increased capitalized maintenance amortization expense by $21.5 million in the 1997 period compared to the same period in 1996.

- Depreciation and amortization expense per ASM in 1997 decreased 16.0 percent due to certain ramp equipment being depreciated to net realizable value in 1996.

- Amortization of excess reorganization value expense per ASM decreased 16.7 percent due to the 11.1 percent increase in ASMs and a reduction in the unamortized balance of excess reorganization value due to utilization of tax attributes of the pre-reorganized Company.

-    Other operating expense per ASM decreased 9.4 percent to 1.45 cents from
     1.60 cents due primarily to the effect of the 11.1 percent increase in ASMs as other expenses remained constant.

Net nonoperating expenses decreased $8.9 million to $16.7 million for the nine months ended September 30, 1997 as compared with the comparable period for 1996. The 34.7 percent decrease in cost resulted primarily from a net decrease in interest expense of $10.1 million due to reduced levels of debt and a $5 million reversal of previously accrued interest related to the restructuring of the AVSA aircraft order.

For the nine months ended September 30, 1996, the Company incurred an extraordinary charge of $1.1 million net of income tax benefit of $918,000 for the prepayment of $25 million of its $75 million 10 3/4 percent Senior Unsecured Notes.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash, cash equivalents and short-term investments for Holdings decreased to $155.6 million at September 30, 1997 from $176.6 million at December 31, 1996 due to the payment in 1997 of approximately $43 million in federal air transportation excise taxes which were collected in 1996. Net cash provided by operating activities decreased to $150 million for the nine months ended September 30, 1997 from $200.6 million for the comparable period in 1996 due principally to the excise tax payment. Net cash used in investing activities decreased to $88.1 million for the 1997 period from $170 million for the 1996 period primarily due to the change in short-term investments. Net cash used in financing activities was $46.8 million for the 1997 period compared to $105.3 million in the 1996 period primarily due to a higher level of equity purchases and a $25 million debt prepayment in 1996.

The Company has a working capital deficiency which decreased to $160 million at September 30, 1997 from $170.9 million at December 31, 1996. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. The Company expects to meet all of its obligations as they become due.

Long-term debt maturities through 1999 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $12.1 million, $43.2 million and $45.6 million, for the 1997 remainder, 1998 and 1999, respectively. Management expects to fund these requirements with cash from operations or refinance these obligations, subject to availability and market conditions at such time.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1997

At September 30, 1997, AWA had firm commitments to AVSA, for a total of 22 Airbus A319-100 and 12 Airbus A320-200 aircraft with delivery beginning in 1998 to 2001 at a net cost of $1.1 billion based on a 3.5 percent annual price escalation. An additional 12 A320s are subject to reconfirmation. The restructured arrangements with AVSA provide improvement in pricing and, subject to the conclusion of satisfactory arrangements with an engine manufacturer, financing assistance on between 12 and 16 aircraft and "backstop" financing in connection with the remainder of the firmly ordered aircraft. There can be no assurance that AWA will be able to obtain such financing in sufficient amount or on acceptable terms and a default by AWA under the AVSA agreement or any such commitment could have a material adverse effect on AWA. The agreement also includes options to purchase an additional 40 A320 family aircraft during 2001 through 2005 and certain rights to convert firmly ordered A319s and A320s to larger A321 aircraft.

As of September 30, 1997, AWA's fleet consisted of 102 aircraft. Of these aircraft, 20 must be retired or significantly modified prior to the year 2000 in order to comply with the FAA's Stage III noise reduction requirements. Management is currently considering its options regarding such aircraft. If AWA determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft.

Capital expenditures for the nine months ended September 30, 1997 and 1996 were approximately $113.7 million and $117.4 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $73.5 million for the 1997 period and $73.8 million for the 1996 period.

Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at September 30, 1997.

On August 5, 1997, President Clinton signed into law new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget and provide targeted tax relief. As enacted, these new taxes will be imposed through September 30, 2007. Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9 percent, declining to 7.5 percent by 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2003 and an increase in taxes imposed on international travel will be from $6 per international departure to an arrival and departure tax of $12 (each way). Both the domestic segment tax and the international arrival and departure tax will be indexed for inflation. The new law also includes a 7.5 percent excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). Due to America West's predominantly domestic system, it is anticipated that the new imposition of domestic segment taxes will have a more adverse impact on operating results than the reduction in excise tax.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). This Statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 "Earnings Per Share" with a presentation of basic and diluted EPS, as defined. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Under SFAS 128, the Company's basic EPS and diluted EPS was $.40 and $.39, respectively, for the three month period ended September 30, 1997 and $1.23 and $1.20, respectively, for the nine months ended September 30, 1997.

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

Part II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER


Item 5. OTHER INFORMATION

       In September 1997, a U.S. Federal District Court granted AWA's motion to dismiss a second supplemental amended complaint filed in litigation initiated by the International Brotherhood of Teamsters ("IBT") and certain AWA employees and former employees. As a result of that ruling, all remaining claims against AWA brought by the IBT related to AWA's outsourcing of heavy maintenance in 1995 were dismissed. The District Court ruling is subject to appeal and a related wrongful discharge claim by one former employee remains pending against AWA.

       On October 6, 1997, AWA's approximately 1,900 fleet service workers voted against representation by the Transportation Workers Union. As the result of that election, AWA's fleet service workers elected to not be represented and the National Mediation Board will not accept an application from any collective bargaining representative seeking representation of that work group until October 1998.

       On October 31, 1997, AWA and the Association of Flight Attendants ("AFA") reached a tentative agreement on a contract covering AWA's more than 2,000 flight attendants. The five year tentative agreement resolves issues regarding pay rates, benefits and working conditions and if ratified by the flight attendants and approved by AWA's Board of Directors, will be the flight attendants' first contract with AWA. A ratification vote by the flight attendants is expected to be completed in December 1997.

       On November 10, 1997 Holdings announced its intention to build a 225,000 square foot, nine story corporate headquarters complex at the former site of AWA's reservations facility in Tempe, Arizona. The new headquarters will allow the Company to reduce occupancy and administrative costs by consolidating functions currently housed in several leased facilities in Tempe. Construction is subject to approval by the City of Tempe of a development agreement which provides substantial incentives for the project. Occupancy is scheduled for early 1999 which coincides with the expiration of leases for its principal existing office facilities. The Company expects to finance construction of the $37 million facility through a long term sale-leaseback arrangement.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a.       Exhibits

                EXHIBIT
                NUMBER              DESCRIPTION AND METHOD OF FILING
                ------              --------------------------------
                *10.25              Airbus A320/A319 Purchase Agreement dated
                                    September 12, 1997 between AVSA S.A.R.L
                                    and AWA including Letter Agreements
                                    Nos. 1-10
                *11.1               Computation of Earnings Per Share
                *27                 Financial Data Schedule

                ---------
                *Filed herewith

       b.       Reports on Form 8-K
                Current Report on Form 8-K dated September 15, 1997 Current Report on Form 8-K dated October 31, 1997

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

DATED:   November 14, 1997