Form 10-Q/A
period 1997-09-30
AMERICA WEST HOLDINGS CORP
filed 1997-12-03
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A



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





                                Amendment No. 1

The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 as set forth in the pages attached hereto:

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a.       Exhibits

                EXHIBIT
                NUMBER              DESCRIPTION AND METHOD OF FILING
                ------              --------------------------------
                *10.25              Airbus A320/A319 Purchase Agreement dated
                                    September 12, 1997 between AVSA S.A.R.L
                                    and America West Airlines, Inc. including
                                    Letter Agreements Nos. 1-10

                 11.1               Computation of Earnings Per Share


                 27                 Financial Data Schedule


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


                                      AMERICA WEST HOLDINGS CORPORATION



                                      By   /s/ W. Douglas Parker
                                           ----------------------------
                                           W. Douglas Parker
                                           Senior Vice President and
                                           Chief Financial Officer


DATED:   December 3, 1997

                                 EXHIBIT INDEX


Exhibit Number

*10.25              Airbus A320/A319 Purchase Agreement dated September 12,
                    1997 between AVSA S.A.R.L. and America West Airlines,
                    Inc. including Letter Agreements Nos. 1-10.

11.1                Computation of Earnings Per Share

27                  Financial Data Schedule

*filed herewith