Form 10-K405/A
period 1997-12-31
AMERICA WEST HOLDINGS CORP; AMERICA WEST AIRLINES INC
filed 1998-05-11
CIK 1029863, 706270

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

        [X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-12649
                        AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                         86-0847214
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


         51 W. THIRD STREET                                 (602) 693-0800
        TEMPE, ARIZONA 85281                     (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED:
         -------------------          ------------------------------------------
CLASS B COMMON STOCK, $.01 PAR VALUE            NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         COMMISSION FILE NUMBER 1-10140
                           AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                           86-0418245
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

         4000 E. SKY HARBOR BOULEVARD                  (602) 693-0800
         PHOENIX, ARIZONA 85034-3899            (REGISTRANT'S TELEPHONE NUMBER,
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
 -------------------                  ------------------------------------------
CLASS B COMMON STOCK WARRANT, $.01 PAR VALUE         NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: SENIOR UNSECURED NOTES DUE 2005

         Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]    No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 under the Securities Exchange Act of
1934) is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 23, 1998, there were 44,561,732 shares of America West Holdings Corporation Class B Common Stock, $.01 par value, and 5,456,934 warrants to purchase America West Holdings Corporation Class B Common Stock, $.01 par value, from America West Airlines, Inc., respectively, issued and outstanding. As of such date, based on the closing sales price, 41,962,390 shares of Class B Common Stock, having an aggregate market value of approximately $1,018,000,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates. As of March 23, 1998, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

         With respect to America West Airlines, Inc., indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement related to America West Holdings Corporation's 1998 annual meeting of stockholders, which proxy statement was filed under the Securities Exchange Act of 1934 within 120 days of the end of America West Holdings Corporation's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

AMERICA WEST AIRLINES, INC., A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                                TABLE OF CONTENTS


PART IV

                                                                              Page No.

Item 14. Exhibit, Financial Statement Schedules and Reports on Form 8-K......... 3

Signatures...................................................................... 4

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (c)      Exhibits

         EXHIBIT
         NUMBER            TITLE
         ------            -----

         10.25             Revolving Credit Agreement dated as of December 12, 1997 among AWA and The Industrial Bank of Japan,
                           Limited, Los Angeles Agency as Agent for the Banks.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICA WEST HOLDINGS CORPORATION
   Date:    May 11, 1998

                                    By:/s/ Stephen L. Johnson
                                       ------------------------
                                       Stephen L. Johnson
                                       Senior Vice President - Corporate Affairs


                                    AMERICA WEST AIRLINES, INC.


                                    By:/s/ Stephen L. Johnson
                                       ------------------------
                                       Stephen L. Johnson
                                       Senior Vice President - Corporate Affairs

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER            TITLE
         ------            -----

         10.25             Revolving Credit Agreement dated as of December 12, 1997 among AWA and The Industrial Bank of Japan,
                           Limited, Los Angeles Agency as Agent for the Banks.