Form 10-Q
period 1998-03-31
AMERICA WEST HOLDINGS CORP
filed 1998-05-15
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1998  OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO
                              -------    -------


COMMISSION FILE NUMBER                 1-12649


                        AMERICA WEST HOLDINGS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                      86-0847214
          --------                                      ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


    51 WEST THIRD STREET                   TEMPE, ARIZONA                85281
    --------------------                   --------------                -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE              (602) 693-0800
                                                                --------------


          N/A
        -------

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

THE COMPANY HAS 1,100,000 SHARES OF CLASS A COMMON STOCK AND 44,890,665, SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF APRIL 30, 1998.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              1998              1997
                                                                                              ----              ----
                                                                                           (UNAUDITED)
                    ASSETS

Current assets:
    Cash and cash equivalents .....................................................       $  164,984       $  172,303
    Short-term investments ........................................................           14,789             --
    Accounts receivable, net ......................................................          145,686           87,538
    Expendable spare parts and supplies, net ......................................           25,954           27,135
    Prepaid expenses ..............................................................           53,981           36,917
                                                                                          ----------       ----------

        Total current assets ......................................................          405,394          323,893
                                                                                          ----------       ----------

Property and equipment:
    Flight equipment ..............................................................          812,696          783,384
    Other property and equipment ..................................................          147,590          143,172
    Equipment purchase deposits ...................................................           47,724           45,246
                                                                                          ----------       ----------
                                                                                           1,008,010          971,802
    Less accumulated depreciation and amortization ................................          306,467          276,430
                                                                                          ----------       ----------

         Net property and equipment ...............................................          701,543          695,372
                                                                                          ----------       ----------

Other assets:
    Restricted cash ...............................................................           57,858           57,158
    Reorganization value in excess of amounts allocable to
        identifiable assets, net ..................................................          352,960          363,268
    Deferred income taxes .........................................................           74,700           74,700
    Other assets, net .............................................................           33,411           32,400
                                                                                          ----------       ----------

        Total other assets ........................................................          518,929          527,526
                                                                                          ----------       ----------
                                                                                          $1,625,866       $1,546,791
                                                                                          ==========       ==========




      See accompanying notes to condensed consolidated financial statements

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                            MARCH 31,          DECEMBER 31,
                                                                              1998                 1997
                                                                              ----                 ----
                           LIABILITIES AND STOCKHOLDERS' EQUITY            (UNAUDITED)
Current liabilities:
    Current maturities of long-term debt ...........................       $    49,126        $    54,000
    Accounts payable ...............................................           126,348            140,908
    Air traffic liability ..........................................           285,473            173,149
    Accrued compensation and vacation benefits .....................            33,644             37,267
    Accrued taxes ..................................................            57,108             36,064
    Other accrued liabilities ......................................            43,991             44,554
                                                                           -----------        -----------

        Total current liabilities ..................................           595,690            485,942
                                                                           -----------        -----------

Long-term debt, less current maturities ............................           236,468            272,760
Deferred credits and other liabilities .............................           100,138            104,519

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued ...................................              --                 --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,100,000 shares at
        March 31, 1998 and 1,200,000 shares at December 31, 1997 ...                11                 12
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued 44,862,808
        shares at March 31, 1998 and 44,782,404 shares at
        December 31, 1997 ..........................................               449                448
    Additional paid-in capital .....................................           559,776            565,546
    Retained earnings ..............................................           170,245            145,107
                                                                           -----------        -----------
                                                                               730,481            711,113

    Less: Cost of Class B Common Stock in treasury, 1,982,095
        shares in 1998 and 1,486,168 shares in 1997 ................           (36,911)           (27,543)
                                                                           -----------        -----------

        Total stockholders' equity .................................           693,570            683,570
                                                                           -----------        -----------
                                                                           $ 1,625,866        $ 1,546,791
                                                                           ===========        ===========



     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                         1998              1997
                                                         ----------------------
Operating revenues:
    Passenger .................................       $ 443,792        $ 435,540
    Cargo .....................................          12,605           12,756
    Other .....................................          14,556           13,891
    Leisure Co. net revenues ..................          12,263               --
                                                      ---------        ---------
        Total operating revenues ..............         483,216          462,187
                                                      ---------        ---------

Operating expenses:
    Salaries and related costs ................         106,116          101,017
    Aircraft rents ............................          58,745           54,932
    Other rents and landing fees ..............          29,458           30,816
    Aircraft fuel .............................          50,284           69,116
    Agency commissions ........................          31,617           38,312
    Aircraft maintenance materials and repairs           42,428           31,312
    Depreciation and amortization .............          12,298           12,077
    Amortization of excess reorganization value           5,374            6,255
    Leisure Co. expenses ......................           9,449               --
    Other .....................................          88,040           84,887
                                                      ---------        ---------

        Total operating expenses ..............         433,809          428,724
                                                      ---------        ---------

Operating income ..............................          49,407           33,463
                                                      ---------        ---------

Nonoperating income (expenses):
    Interest income ...........................           3,000            2,567
    Interest expense, net .....................          (7,735)         (10,389)
    Other, net ................................            (416)             296
                                                      ---------        ---------

        Total nonoperating expenses, net ......          (5,151)          (7,526)
                                                      ---------        ---------

Income before income taxes ....................          44,256           25,937
                                                      ---------        ---------

Income taxes ..................................          19,118           11,983
                                                      ---------        ---------

Net income ....................................       $  25,138        $  13,954
                                                      =========        =========

Earnings per share:
    Basic .....................................       $    0.57        $    0.31
                                                      =========        =========
    Diluted ...................................       $    0.53        $    0.30
                                                      =========        =========
Shares used for computation:
    Basic .....................................          44,001           44,440
                                                      =========        =========
    Diluted ...................................          47,856           46,326
                                                      =========        =========


See accompanying notes to condensed consolidated financial statements

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  1998            1997
                                                                  --------------------
Net cash provided by operating activities ..............       $ 104,228        $  53,167

Cash flows from investing activities:
    Purchases of property and equipment ................         (37,154)         (41,062)
    Sales (purchases) of short-term investments ........         (14,789)           9,746
    Equipment purchase deposits and other ..............          (6,985)              91
                                                               ---------        ---------
        Net cash used in investing activities ..........         (58,928)         (31,225)
                                                               ---------        ---------

Cash flows from financing activities:
    Repayment of debt ..................................         (36,704)         (10,271)
    Repurchase of common stock and AWA warrants ........         (16,954)         (13,342)
    Other ..............................................           1,039              495
                                                               ---------        ---------
        Net cash used in financing activities ..........         (52,619)          23,118)
                                                               ---------        ---------

Net decrease in cash and cash equivalents ..............          (7,319)          (1,176)
                                                               ---------        ---------

Cash and cash equivalents at beginning of period .......         172,303          137,499
                                                               ---------        ---------

Cash and cash equivalents at end of period .............       $ 164,984        $ 136,323
                                                               =========        =========

Cash, cash equivalents and short-term investments at end
     of period .........................................       $ 179,773        $ 165,708
                                                               =========        =========

Cash paid for:
    Interest, net of amounts capitalized ...............       $   9,114        $  10,612
                                                               =========        =========
    Income taxes .......................................       $   1,336        $      40
                                                               =========        =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits       $   3,500        $  11,690
                                                               =========        =========
    Notes payable canceled under the aircraft
         purchase agreement ............................       $  (8,022)       $      --
                                                               =========        =========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.   BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation ("Holdings" or the "Company") and its wholly-owned subsidiaries, America West Airlines, Inc. ("AWA"), and The Leisure Company ("Leisure Co."). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   EARNINGS PER SHARE ("EPS")

         In 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which standardizes the reporting for EPS into basic EPS and diluted EPS. All prior period EPS data have been restated to conform to SFAS No. 128.


                                                                                Three Months Ended March 31,
                                                                                 1998                1997
                                                                                 ----                ----
                                                                        (in thousands of dollars except per share data)
BASIC EARNINGS PER SHARE
Income applicable to common stock ......................................     $    25,138       $    13,954
                                                                             ===========       ===========


Weighted average common shares outstanding .............................      44,001,533        44,440,133
                                                                             ===========       ===========

Basic earnings per share ...............................................     $      0.57       $      0.31
                                                                             ===========       ===========


DILUTED EARNINGS PER SHARE

Income applicable to common stock ......................................     $    25,138       $    13,954
                                                                             ===========       ===========

Share computation:
  Weighted average common shares outstanding ...........................      44,001,533        44,440,133
  Assumed exercise of stock options and warrants .......................       3,854,767         1,886,556
                                                                             -----------       -----------
  Weighted average common shares
        outstanding as adjusted ........................................      47,856,300        46,326,689
                                                                             ===========       ===========

Diluted earnings per share .............................................     $      0.53        $     0.30
                                                                             ===========       ===========


For the three months ended March 31, 1998 and 1997, options for 341,689 and 1,030,307 shares, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the respective periods.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

3. STOCK REPURCHASE

         In January 1998, Holdings paid $14.3 million for the repurchase of its outstanding common stock and AWA repurchased $5.7 million of its publicly traded warrants to purchase common stock of Holdings. The equity was acquired in a private transaction with Mesa Air Group ("Mesa") and in a series of open-market purchases. The private transaction involved the purchase of all of the Company's equity held by Mesa including 100,000 shares of Class A Common Stock, 200,727 shares of Class B Common Stock and 799,767 warrants. In addition, the Company purchased 345,200 shares of Class B Common Stock on the open market. The equity repurchases were made pursuant to the stock repurchase program encompassing 2.5 million shares of Class B Common Stock and all outstanding warrants.

4.   FORMATION OF THE LEISURE COMPANY

         In January 1998, the Company transferred net assets of $32 million from AWA to Leisure Co., a newly formed leisure travel subsidiary which will manage the former America West Vacations division and its sports and ad hoc charter business.

5.    COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events which change stockholder's equity. SFAS No. 130 does not have any impact on the Company's financial reporting.

6.    SUBSEQUENT EVENTS

      Engine Maintenance Agreement -- In April 1998, AWA entered into a long-term maintenance agreement to have certain aircraft engines maintained on a flight hour basis.

      Aircraft Purchase Agreement Amendment -- In April 1998, AWA and AVSA S.A.R.L., an affiliate of Airbus Industrie, executed Amendment No. 1 to the aircraft purchase agreement which allowed AWA to reduce the firm order of Airbus aircraft from 34 to 29 in connection with the lease of five A320 aircraft in 1998. AWA entered into lease agreements for three such aircraft with lease terms of 10 years in the first quarter of 1998 and is currently negotiating lease agreements for two additional A320 aircraft for delivery in September 1998.

      Bond Refinancing -- In April 1998 AWA completed the refunding of its $29.3 million variable rate industrial development revenue bonds due 2016 ("old bonds") by issuing $29.3 million of 6.3 percent fixed rate industrial development revenue bonds due April 2023 ("new bonds"). Interest on the new bonds is payable semiannually (April 1 and October 1) and commences on October 1, 1998. The new bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter. As a result of the refinancing, $29.9 million of cash, which secured the irrevocable direct pay letter of credit that backed the old bonds, was released and available for general corporate purposes.

                       AMERICAN WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


      Commission Program Changes -- Effective May 1, 1998, AWA revised its eight percent travel agent commission program to include a maximum $50 payment per round trip and a maximum $25 payment per one way itinerary on all tickets issued in the United States and Canada. AWA also announced a new Internet commission policy which offers to all online vendors selling America West travel a five percent commission with a maximum $10 payment.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings became the holding company for AWA effective midnight, December 31, 1996. In January 1998, Leisure Co. began operations as a new leisure travel subsidiary of Holdings to develop and grow the Company's vacation package tour business. (See Note 4, "Formation of Leisure Company" in Notes to Condensed Consolidated Financial Statements.) Holdings' primary business activity is ownership of all the capital stock of AWA and Leisure Co.

RESULTS OF OPERATIONS

With commencement of Leisure Co. operations, Holdings first quarter 1998 operations consist of two distinct lines of business for financial reporting purposes. Management believes that a discussion of each of these business lines is appropriate to obtain an understanding of the Company's results of operations. Management also believes that an improved understanding of the Company's results can be gained by comparing the first quarter of 1998 to pro forma results for the 1997 first quarter, which assume Leisure Co. had commenced operations as a Holdings' subsidiary on January 1, 1997. The unaudited pro forma statements of income for AWA and Leisure Co. presented herein have been prepared based upon certain pro forma adjustments to AWA's historical first quarter 1997 statement of income. The 1997 pro forma results for AWA and Leisure Co. are for information purposes only and are not necessarily indicative of what actually would have been achieved if Leisure Co. had functioned as a separate entity during such period. In addition, the pro forma information is not intended to be a projection of results that will be obtained in the future.

SUMMARY

For the first quarter of 1998, Holdings earned record consolidated net income of $25.1 million, an 80 percent increase over the previous record consolidated net income of $14.0 million established in the first quarter of 1997. Diluted earnings per share for the first quarter of 1998 were $.53 compared to $0.30 in last year's quarter. Consolidated income tax expense for financial reporting purposes was $19.1 million for the 1998 first quarter compared to $12.0 million in the first quarter of 1997.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1998

AWA

The following discussion provides an analysis of AWA's results of operations and material changes therein.

                           America West Airlines, Inc.
                              Statements of Income
                                 (in thousands)
                                   (Unaudited)

                                                                    Pro Forma
                                           Three Months Ended   Three Months Ended
                                              March 31, 1998        March 31, 1997
                                              --------------        --------------
Operating revenues:
    Passenger ..............................       $ 443,792        $ 435,540
    Cargo ..................................          12,605           12,756
    Other ..................................          14,556           13,891
                                                   ---------        ---------
    Total operating revenues ...............         470,953          462,187
                                                   ---------        ---------

Operating expenses:
    Salaries and related costs .............         105,584           99,062
    Aircraft rental ........................          58,745           54,932
    Rentals and landing fees ...............          29,458           30,816
    Aircraft fuel ..........................          50,284           69,116
    Agency commissions .....................          31,617           36,594
    Aircraft maintenance materials & repairs          42,428           31,312
    Depreciation and amortization ..........          12,298           11,972
    Reorganization value amortization ......           4,974            5,922
    Other ..................................          87,742           91,942
                                                   ---------        ---------
    Total operating expenses ...............         423,130          431,668
                                                   ---------        ---------

    Operating income .......................          47,823           30,519
                                                   ---------        ---------

Nonoperating income (expenses):
    Interest income ........................           5,045            4,240
    Interest expense, net ..................          (9,672)         (12,081)
    Other, net .............................            (264)             296
                                                   ---------        ---------
    Total nonoperating expenses, net .......          (4,891)          (7,545)
                                                   ---------        ---------

Income before income taxes .................       $  42,932        $  22,974
                                                   =========        =========

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1998

     The table below sets forth selected operating data for AWA

                                                                           Three Months           Percent
                                                                          Ended March 31,          Change
                                                                       1998           1997        1998-1997
                                                                       ----           ----        ---------
Aircraft (end of period)...............................                 103            101         2.0
Average daily aircraft utilization (hours).............                12.3           12.4        (0.8)
Available seat miles (in millions).....................               5,846          5,791         0.9
Block hours (in thousands)                                          113,202        112,722         0.4
Average stage length (miles)...........................                 802            768         4.4
Average passenger journey (miles)......................               1,109          1,088         1.9
Revenue passenger miles (in millions)..................               3,636          3,982        (8.7)
Load factor (percent)..................................                62.2           68.8        (6.6)     points
Passenger enplanements (in thousands)..................               4,149          4,590        (9.6)
Yield per revenue passenger mile (cents)...............               12.20          10.94        11.5
Revenue per available seat mile:
   Passenger (cents)...................................                7.59           7.52         0.9
   Total (cents).......................................                8.06           7.98         1.0
Fuel consumption (gallons in millions).................                93.1           92.1         1.1
Fuel price (cents per gallon)..........................               53.99          75.03       (28.0)
Average number of full-time equivalent employees.......               9,467          9,792        (3.3)



   The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA. CASM for 1997 is based on pro forma 1997 operating expenses.

                                                                           Three Months               Percent
                                                                          Ended March 31,              Change
                                                                      1998             1997           1998-1997
                                                                      ----             ----           ---------
                                                                                   (Pro Forma)
(in cents)
Salaries and related costs.............................               1.81             1.71               5.9
Aircraft rents.........................................               1.00              .95               5.3
Other rents and landing fees...........................                .50              .53              (5.7)
Aircraft fuel..........................................                .86             1.19             (27.7)
Agency commissions.....................................                .54              .63             (14.3)
Aircraft maintenance materials and repairs.............                .73              .54              35.2
Depreciation and amortization..........................                .21              .21              --
Amortization of excess reorganization value............                .09              .10             (10.0)
Other..................................................               1.50             1.59              (5.7)
                                                                      ----             ----
                                                                      7.24             7.45              (2.8)
                                                                      ====             ====


         For the three months ended March 31, 1998, AWA realized operating income of $47.8 million, a 56.7 percent increase over the $30.5 million operating income recognized in last year's quarter. Income before income taxes for the three month period in 1998 was $42.9 million compared to $23.0 million in 1997.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1998

         Total operating revenue for the 1998 first quarter was a record $471 million. Passenger revenues were $443.8 million for the three months ended March 31, 1998, an increase of $8.3 million or 1.9 percent from 1997. Passenger revenue per available seat mile ("RASM") for the quarter increased 0.9 percent to 7.59 cents from 7.52 cents driven by an 11.5 percent increase in passenger yield. The increase in RASM and yield occurred despite the reinstatement of a federal transportation excise tax which was not in effect in last year's first quarter. Capacity, as measured by available seat miles ("ASMs"), increased 0.9 percent in the 1998 first quarter as compared to 1997 while load factor decreased by 6.6 points to 62.2 percent. Cargo and other revenues increased 1.9 percent to $27.2 million for the first quarter of 1998.

         CASM decreased 2.8 percent to 7.24 cents in the first quarter of 1998 from 7.45 cents for the comparable 1997 period, primarily due to lower fuel prices. Significant changes in the components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM increased 5.9 percent as a salary level increase in the pilot contract that was effective in May 1997 increased pilot salaries $3.9 million in the 1998 quarter over the comparable 1997 period and an increase in the accrual for AWArd Pay ($1.2 million) resulting from higher operating income in 1998.

- Aircraft rent expense per ASM increased 5.3 percent due to the net addition of two leased aircraft to the fleet during the 1998 quarter as compared to 1997 and higher rents on replacement aircraft.

- Other rents and landing fees expense per ASM decreased 5.7 percent in the first quarter of 1998 as fewer spare parts were on loan from other airlines and landings decreased by 3.9 percent.

- Aircraft fuel expense per ASM decreased 27.7 percent due to a 28.0 percent decrease in the average price per gallon of fuel to 53.99 cents in the 1998 quarter from 75.03 cents in 1997.

- Agency commissions expense per ASM decreased 14.3 percent due to the change in agency commission rate from 10 percent to 8 percent in October 1997.

-        Aircraft maintenance materials and repairs expense per ASM increased
         35.2 percent due primarily to an increase in capitalized maintenance amortization expense of $3.8 million for the first quarter of 1998 when compared to the 1997 first quarter.

-        Amortization of excess reorganization value expense per ASM decreased
         10.0 percent as a result of the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-organized Company.

- Other operating expenses per ASM decreased 5.7 percent to 1.50 cents from 1.59 cents primarily due to reduced advertising costs and traffic liability insurance rates, and lower passenger traffic related expenses due to a 9.6 percent decrease in enplanements.

         Net nonoperating expenses decreased $2.6 million to $4.9 million in the first quarter of 1998 from $7.5 million in 1997. Excluding $1.7 million of interest income and $1.7 million of interest expense associated with inter-company notes, the quarter-over-quarter change was primarily due to a net decrease in interest expense as outstanding debt was $92.3 million lower in the first quarter of 1998 as compared to 1997.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1998

LEISURE CO.
The following discussion provides an analysis of Leisure Co.'s results of operations and reasons for material changes therein.


                               The Leisure Company
                              Statements of Income
                                 (in thousands)
                                   (unaudited)

                                                   Pro Forma
                           Three Months Ended   Three Months Ended
                             March 31, 1998        March 31,1997
                             --------------        -------------
Operating revenues .......       $42,960           $50,736
Cost of goods sold .......        30,648            37,753
                                 -------           -------
Net revenues .............        12,312            12,983

Total operating expenses .         9,849            10,039
                                 -------           -------

Operating Income .........         2,463             2,944
                                 -------           -------

Nonoperating expenses, net           139               341
                                 -------           -------

Income before income taxes       $ 2,324           $ 2,603
                                 =======           =======



Leisure Co.'s income before income taxes for the 1998 first quarter was $2.3 million, down $0.3 million when compared to the first quarter of 1997 on a pro forma basis. Operating revenues fell $7.8 million due to AWA's improving yield profile, which resulted in less reliance on vacation package traffic and therefore lower volumes for Leisure Co. This shortfall was largely offset by a reduction in cost of goods sold due to lower package volumes. Overall, net revenues declined by $0.7 million while total operating expenses were relatively flat in the 1998 quarter when compared to 1997.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments increased to $179.8 million at March 31, 1998 from $172.3 million at December 31, 1997. Net cash provided by operating activities increased to $104.2 million for the quarter ended March 31, 1998 from $53.2 million in 1997 due principally to the period-over-period change in air traffic liability, which grew 64.9 percent in the 1998 period as compared to 8.8 percent in the 1997 period, and higher net income in the 1998 first quarter. Net cash used in investing activities increased to $58.9 million for the 1998 period from $31.2 million for the 1997 period This increase was primarily due to the purchase of short-term investments totaling $14.8 million and the payment of $7.0 million in equipment purchase deposits for aircraft. Net cash used in financing activities was $52.6 million for the 1998 first quarter compared to $23.1 million in the 1997 period primarily due to the repayment of $30 million of revolving credit facility debt and the repurchase of common stock and AWA warrants.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The company's working capital deficiency at March 31, 1998 was $190.3 million, an increase of 17.4 percent from December 31, 1997.

         Long-term debt maturities through 2000 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $23.3 million, $34.3 million and $19.6 million, respectively, for the remainder of 1998, 1999 and 2000. Management expects to fund these requirements with cash from operations.

         In April 1998 AWA completed the refunding of its $29.3 million variable rate industrial development revenue bonds due 2016 ("old bonds") by issuing $29.3 million of 6.3 percent fixed rate industrial development revenue bonds due April 2023 ("new bonds"). Interest on the new bonds is payable semiannually (April 1 and October 1) and commences on October 1, 1998. The new bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter. As a result of the refinancing, $29.9 million of cash, which secured the irrevocable direct pay letter of credit that backed the old bonds, was released and available for general corporate purposes.

         At March 31, 1998, AWA had a commitment to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 34 Airbus aircraft, with three to be delivered in the fourth quarter of 1998. AWA also has an option to purchase 52 more Airbus aircraft of which 12 are subject to reconfirmation by AWA. In April 1998, AWA and AVSA executed Amendment No. 1 to the aircraft purchase agreement which allowed AWA to reduce the firm order of Airbus aircraft from 34 to 29 in connection with the lease of five A320 aircraft in 1998. AWA entered into lease agreements for three such aircraft in the first quarter of 1998 and is currently negotiating lease agreements for two A320 aircraft for delivery in September 1998. The net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion based on a 3.5 percent annual price escalation. AWA has arranged for financing from AVSA for more than two-thirds of such commitment. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft. A default by the Company under the AVSA purchase commitment could have a material adverse effect on AWA.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1998

         As of March 31, 1998, AWA's fleet consisted of 103 aircraft of which 18 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. AWA has decided to install hush kits on 14 aircraft to comply with Stage III requirements and the required capital expenditures for such modifications are currently estimated to be approximately $1.0 million per aircraft. The remaining four non-compliant aircraft will be retired.

         Capital expenditures for the quarters ended March 31, 1998 and 1997 were approximately $37.2 million and $41 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $16.7 million for the first quarter of 1998 and $22.4 million for the first quarter of 1997.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at March 31, 1998.

FORWARD LOOKING INFORMATION

         This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Whether such forward-looking statements and information ultimately prove to be accurate depends on various uncertainties and future developments that cannot be predicted. The results of operations in the air travel business historically fluctuate in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to unforeseen events, such as political instability, regional hostilities, recession, fuel price escalation, inflation, adverse weather conditions or other adverse occurrences that result in a decline in air travel. Any event that results in decreased travel or increased competition among airlines could have a material adverse effect on the Company's financial condition and results of operations. The Company's results of operations for interim periods are not necessarily indicative of those for an entire year, because the travel business is subject to seasonal fluctuations. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline and leisure travel industries in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. In addition, the Company's business is subject to significant risks, including, the competitive nature of the industry, the lack of significant unencumbered assets and significant future capital requirements, the results of union negotiations, the concentration of the voting power of the Company, the cost of aircraft fuel, certain regulatory matters, operating and financial restrictions on the Company imposed by certain loan and debt instruments, Year 2000 compliance issues and the volatility of the Company's stock price. For a more complete discussion of these and other risks and uncertainties that may affect the Company's business and future operating results, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is on file with the Securities and Exchange Commission.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1998




PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

         On March 3, 1998, the Company granted to The America West Community Foundation (the "Foundation") 50,000 shares of the Company's Class B Common Stock out of its treasury stock. The Foundation was established to enhance the Company's ability to fund charitable and civic activities. At the 1995 Annual Meeting, the Company's stockholders voted in favor of contributing up to 250,000 share of the Company's Class B Common Stock to the Foundation, which shares could be granted at the discretion of the Board of Directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         EXHIBIT
         NUMBER   DESCRIPTION AND METHOD OF FILING

         +10.27 Description of employment agreement among Holdings, AWA and William A. Franke - Incorporated by reference to the "Employment Agreements" section in Holdings' Proxy Statement for the 1998 Annual Meeting of Stockholders.

         *11.1    Computation of Earnings Per Share.

         *27.1    Financial Data Schedule.

         *27.2    Restated Financial Data Schedule.

         -----
           *      Filed herewith.
           + Represents a management contract or compensatory plan or arrangement.

           b.     Reports on Form 8-K

                  None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMERICA WEST HOLDINGS CORPORATION





                                              By   /s/ W. Douglas Parker
                                                   ---------------------
                                                  W. Douglas Parker
                                                  Senior Vice President and
                                                    Chief Financial Officer

DATED:   May 15, 1998

                       AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1998

                                 EXHIBIT INDEX

Exhibit
Number         Description and Method of Filing
------         --------------------------------
+10.27         Description of Employment Agreement among Holdings, AWA and
               William A. Franke - Incorporated by reference to the "Employment
               Agreements" section in Holdings' Proxy Statement for the 1998
               Annual Meeting of Stockholders.

*11.1          Computation of Earnings Per Share

*27.1          Financial Data Schedule

*27.2          Restated Financial Data Schedule

------------
*Filed herewith
+Represents a management contract or compensatory plan or arrangement.