Form 10-Q
period 1998-06-30
AMERICA WEST HOLDINGS CORP
filed 1998-08-10
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1998  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ______  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _________________


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

YES   XX                   NO

THE COMPANY HAS 1,100,000 SHARES OF CLASS A COMMON STOCK AND 45,128,339 SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF JULY 31, 1998.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    JUNE 30,        DECEMBER 31,
                                                                     1998              1997
                                                                     ----              ----
                    ASSETS                                        (UNAUDITED)

Current assets:
    Cash and cash equivalents ............................        $  165,414        $  172,303
    Short-term investments ...............................            64,423              --
    Accounts receivable, net .............................            99,589            87,538
    Expendable spare parts and supplies, net .............            27,141            27,135
    Prepaid expenses .....................................            36,797            36,917
                                                                  ----------        ----------

        Total current assets .............................           393,364           323,893
                                                                  ----------        ----------

Property and equipment:
    Flight equipment .....................................           839,851           783,384
    Other property and equipment .........................           149,798           143,172
    Equipment purchase deposits ..........................            48,936            45,246
                                                                  ----------        ----------
                                                                   1,038,585           971,802
    Less accumulated depreciation and amortization .......           340,128           276,430
                                                                  ----------        ----------

         Net property and equipment ......................           698,457           695,372
                                                                  ----------        ----------

Other assets:
    Restricted cash ......................................            29,931            57,158
    Reorganization value in excess of amounts allocable to
        identifiable assets, net .........................           347,654           363,268
    Deferred income taxes ................................            74,700            74,700
    Other assets, net ....................................            37,364            32,400
                                                                  ----------        ----------

        Total other assets ...............................           489,649           527,526
                                                                  ----------        ----------
                                                                  $1,581,470        $1,546,791
                                                                  ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              JUNE 30,          DECEMBER 31,
                                                                               1998                   1997
                                                                               ----                   ----
                           LIABILITIES AND STOCKHOLDERS' EQUITY             (UNAUDITED)

Current liabilities:
    Current maturities of long-term debt ...........................        $    46,924         $    54,000
    Accounts payable ...............................................            110,828             140,908
    Air traffic liability ..........................................            225,136             173,149
    Accrued compensation and vacation benefits .....................             41,618              37,267
    Accrued taxes ..................................................             83,982              36,064
    Other accrued liabilities ......................................             53,889              44,554
                                                                            -----------         -----------

        Total current liabilities ..................................            562,377             485,942
                                                                            -----------         -----------

Long-term debt, less current maturities ............................            227,438             272,760
Deferred credits and other liabilities .............................            100,213             104,519

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued ...................................               --                  --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,100,000 shares at
        June 30, 1998 and 1,200,000 shares at December 31, 1997 ....                 11                  12
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued 45,054,320
        shares at June 30, 1998 and 44,782,404 shares at
        December 31, 1997 ..........................................                451                 448
    Additional paid-in capital .....................................            562,362             565,546
    Retained earnings ..............................................            211,662             145,107
                                                                             -----------         -----------
                                                                                774,486             711,113

    Less: Cost of Class B Common Stock in treasury, 3,606,695
        shares in 1998 and 1,486,168 shares in 1997 ................            (83,044)            (27,543)
                                                                            -----------         -----------

        Total stockholders' equity .................................            691,442             683,570
                                                                            -----------         -----------
                                                                            $ 1,581,470         $ 1,546,791
                                                                            ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                             1998               1997                 1998                1997
                                                             ----               ----                 ----                ----
Operating revenues:
    Passenger ...................................        $   491,042         $   450,753         $   934,834         $   886,293
    Cargo .......................................             11,887              12,054              24,492              24,810
    Leisure Co. net revenues ....................             14,206                --                26,469                --
    Other .......................................             16,560              14,949              31,116              28,840
                                                         -----------         -----------         -----------         -----------
        Total operating revenues ................            533,695             477,756           1,016,911             939,943
                                                         -----------         -----------         -----------         -----------

Operating expenses:
    Salaries and related costs ..................            112,743             102,326             218,859             203,343
    Aircraft rents ..............................             60,195              55,089             118,940             110,021
    Other rents and landing fees ................             28,795              28,862              58,253              59,678
    Aircraft fuel ...............................             47,798              57,608              98,082             126,724
    Agency commissions ..........................             34,900              40,452              66,517              78,764
    Aircraft maintenance materials and repairs ..             44,041              37,669              86,469              68,981
    Depreciation and amortization ...............             12,765              12,348              25,063              24,425
    Amortization of excess reorganization value .              4,974               6,256               9,948              12,511
    Leisure Co. expenses ........................             10,267                --                20,116                --
    Other .......................................            100,476              86,563             188,516             171,450
                                                         -----------         -----------         -----------         -----------

        Total operating expenses ................            456,954             427,173             890,763             855,897
                                                         -----------         -----------         -----------         -----------

Operating income ................................             76,741              50,583             126,148              84,046
                                                         -----------         -----------         -----------         -----------

Nonoperating income (expenses):
    Interest income .............................              3,972               2,698               6,972               5,265
    Interest expense, net .......................             (6,313)            (10,349)            (14,048)            (20,738)
    Other, net ..................................               (652)               (168)             (1,068)                128
                                                         -----------         -----------         -----------         -----------

        Total nonoperating expenses, net ........             (2,993)             (7,819)             (8,144)            (15,345)
                                                         -----------         -----------         -----------         -----------

Income before income taxes ......................             73,748              42,764             118,004              68,701
                                                         -----------         -----------         -----------         -----------

Income taxes ....................................             32,331              19,756              51,449              31,739
                                                         -----------         -----------         -----------         -----------

Net income ......................................        $    41,417         $    23,008         $    66,555         $    36,962
                                                         ===========         ===========         ===========         ===========

Earnings per share:
    Basic .......................................        $      0.95         $      0.52         $      1.52         $      0.83
                                                         ===========         ===========         ===========         ===========
    Diluted .....................................        $      0.86         $      0.50         $      1.38         $      0.80
                                                         ===========         ===========         ===========         ===========
Shares used for computation:
    Basic .......................................             43,617              44,519              43,808              44,480
                                                         ===========         ===========         ===========         ===========
    Diluted .....................................             48,410              46,104              48,132              46,216
                                                         ===========         ===========         ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   1998              1997
                                                                   ----              ----
Net cash provided by operating activities ..............        $ 241,747         $  87,790
                                                                ---------         ---------
Cash flows from investing activities:
    Purchases of property and equipment ................          (67,789)          (76,459)
    Sales (purchases) of short-term investments ........          (64,423)           38,075
    Equipment purchase deposits and other ..............          (10,456)           (6,345)
                                                                ---------         ---------
        Net cash used in investing activities ..........         (142,668)          (44,729)
                                                                ---------         ---------

Cash flows from financing activities:
    Repayment of debt ..................................          (45,634)          (21,624)
    Repurchase of common stock and AWA warrants ........          (63,652)          (13,342)
    Other ..............................................            3,318             1,056
                                                                ---------         ---------
        Net cash used in financing activities ..........         (105,968)          (33,910)
                                                                ---------         ---------

Net increase (decrease) in cash and cash equivalents ...           (6,889)            9,151
                                                                ---------         ---------

Cash and cash equivalents at beginning of period .......          172,303           137,499
                                                                ---------         ---------

Cash and cash equivalents at end of period .............        $ 165,414         $ 146,650
                                                                =========         =========

Cash, cash equivalents and short-term investments at end
     of period .........................................        $ 229,837         $ 147,706
                                                                =========         =========

Cash paid for:
    Interest, net of amounts capitalized ...............        $  11,898         $  15,978
                                                                =========         =========
    Income taxes .......................................        $   4,211         $     132
                                                                =========         =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits        $   3,500         $  16,553
                                                                =========         =========
    Notes payable canceled under the aircraft
         purchase agreement ............................        $ (10,309)        $    --
                                                                =========         =========

     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

2.   EARNINGS PER SHARE ("EPS")

         In 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which standardized reporting for EPS into basic EPS and diluted EPS. All prior period EPS data have been restated to conform to SFAS No. 128.

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                               JUNE 30,
                                                           1998               1997                1998               1997
                                                           ----               ----                ----               ----
                                                                      (in thousands of dollars except share data)
BASIC EARNINGS PER SHARE

Income applicable to common stock ..............        $    41,417        $    23,008        $    66,555        $    36,962
                                                        ===========        ===========        ===========        ===========

Weighted average common shares outstanding .....         43,616,703         44,519,010         43,808,055         44,479,616
                                                        ===========        ===========        ===========        ===========

Basic earnings per share .......................        $      0.95        $      0.52        $      1.52        $      0.83
                                                        ===========        ===========        ===========        ===========


DILUTED EARNINGS PER SHARE

Income applicable to common stock ..............        $    41,417        $    23,008        $    66,555        $    36,962
                                                        ===========        ===========        ===========        ===========

Share computation:
  Weighted average common shares outstanding ...         43,616,703         44,519,010         43,808,055         44,479,616
  Assumed exercise of stock options and warrants          4,792,985          1,585,330          4,323,876          1,735,943
                                                        -----------        -----------        -----------        -----------
  Weighted average common shares
        outstanding as adjusted ................         48,409,688         46,104,340         48,131,931         46,215,559
                                                        ===========        ===========        ===========        ===========

Diluted earnings per share .....................        $      0.86        $      0.50        $      1.38        $      0.80
                                                        ===========        ===========        ===========        ===========

         For the three and six months ended June 30, 1998, options for 10,549 and 176,119 shares, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the respective periods. Similarly, for the three and six months ended June 30, 1997, options for 1,065,446 and 1,047,471 shares, respectively, are not included in the computation of diluted EPS.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

3.    STOCK REPURCHASE PROGRAM

         In May and June 1998 the Company repurchased 1,624,600 shares of Class B Common Stock on the open market for approximately $46.1 million. These equity repurchases were made pursuant to a stock repurchase program encompassing 2.5 million shares of Class B Common Stock and all outstanding warrants. In July 1998, the Company repurchased 197,900 shares of Class B Common Stock remaining under this stock repurchase plan for approximately $5.8 million.

         In August 1998, the Company's Board of Directors approved the extension of the Company's stock repurchase program to provide for the repurchase of up to
5.0 million shares of Class B Common Stock and all of AWA's 5.4 million publicly traded warrants by December 31, 1999.

4.    FLIGHT EQUIPMENT

         AIRCRAFT PURCHASE AGREEMENT AMENDMENT In April 1998, AWA and AVSA executed Amendment No. 1 to the aircraft purchase agreement which provides for the reduction of the firm order of Airbus aircraft from 34 to 29. The aggregate net cost of firm commitments remaining is approximately 1.0 billion based on a
3.5 percent annual price escalation.

         ENGINE HUSH KITS In May 1998, AWA entered into an agreement to purchase 14 737 hush kits at an aggregate net cost of approximately $14 million to comply with the Federal Aviation Administration's ("FAA") Stage III noise reduction requirements. Delivery of the hush kits began in May 1998 and will continue through the first quarter of 1999. As of June 30, 1998, one aircraft has been outfitted with a hush kit.

         ENGINE MAINTENANCE AGREEMENT In April 1998, AWA entered into a long-term maintenance agreement to have certain aircraft engines maintained on a flight hour basis.

5.    BOND FINANCING

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

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

6.    PASSENGER COMMISSIONS

         Effective May 1, 1998, AWA revised its eight percent travel agent commission program to limit commissions paid to a maximum $50 payment per round trip and a maximum $25 payment per one way itinerary on all tickets issued in the United States and Canada. AWA also announced a new Internet commission policy which offers to all online vendors selling AWA travel a five percent commission with a maximum $10 payment.

7.    SUBSEQUENT EVENTS

         MESA CODE SHARE AGREEMENT In July 1998, AWA entered into a codesharing agreement with Mesa Airlines ("Mesa") whereby Mesa serves as a feeder carrier for AWA to provide America West Express regional airline service from AWA's Phoenix hub using Canadair regional jets, deHavilland turboprops and Hawker-Beech 1900 aircraft. The agreement contemplates adding regional operations in the airline's hubs in Las Vegas and Columbus. The codesharing agreement with Mesa provides for convenient flight schedules, passenger handling and computer reservations under AWA flight designator code. The Mesa agreement will be in effect through August 2004.

         FAA SETTLEMENT. On July 15, 1998, AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA did not admit any wrongdoing, will implement certain changes in maintenance oversight and will pay a civil penalty of $2.5 million. An additional civil penalty of $2.5 million will be forgiven upon implementation of the terms of the agreement. AWA's response to the FAA initiatives as well as protracted labor negotiations resulted in a deterioration in AWA's on time performance and schedule completion in late June and in July 1998.

         AIRCRAFT LEASES In July 1998, AWA entered into aircraft lease arrangements for two B737-300 aircraft with lease terms of five and six years, respectively.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998

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

RESULTS OF OPERATIONS

         With commencement of Leisure Co. operations, Holdings 1998 operations consist of two distinct lines of business for financial reporting purposes. Management believes that a discussion of each of these business lines is appropriate to understand the Company's results of operations. Management also believes that an improved understanding of the Company's results can be gained by comparing the three and six months ended June 30, 1998 to pro forma results for the three and six months ended June 30, 1997, which assumes Leisure Co. had commenced operations as a Holdings' subsidiary on January 1, 1997. The unaudited pro forma statements of income for AWA and Leisure Co. presented herein have been prepared based upon certain pro forma adjustments to AWA's historical statements of income for the three and six months ended June 30, 1997. The 1997 pro forma results for AWA and Leisure Co. are for information purposes only and are not necessarily indicative of what actually would have been achieved if Leisure Co. had functioned as a separate entity during such period. In addition, the pro forma information is not intended to be a projection of results that will be obtained in the future.

SUMMARY

         For the three months ended June 30, 1998, Holdings earned record consolidated net income of $41.4 million, an 80 percent increase over consolidated net income of $23.0 million in 1997. The 1998 quarter included an after-tax charge of $2.5 million related to a recent settlement by AWA with the FAA (see Note 7. "Subsequent Events - FAA Settlement" in Notes to Condensed Consolidated Financial Statements.) Diluted earnings per share for the three months ended June 30, 1998 was $.86 compared to $.50 in the three months ended June 30, 1997. Consolidated income tax expense for financial reporting purposes was $32.3 million for the three months ended June 30, 1998 compared to $19.8 million for the three months ended June 30, 1997.

         Holdings also had record consolidated net income for the six months ended June 30, 1998, realizing $66.6 million compared to $37.0 million in the 1997 period. For the six months ended June 30, 1998, diluted earnings per share was $1.38 compared to $.80 for the 1997 period. Consolidated income tax expense for financial reporting purposes was $51.4 million and $31.7 million for the six months ended June 30, 1998 and 1997, respectively.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998

AWA

The following discussion provides an analysis of AWA's results of operations and material changes therein.

                           America West Airlines, Inc.
                              Statements of Income
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        1998              1997              1998              1997
                                                        ----              ----              ----              ----
                                                                        Pro Forma                           Pro Forma
Operating revenues:
    Passenger ................................        $ 491,042         $ 450,753         $ 934,834         $ 886,293
    Cargo ....................................           11,887            12,054            24,492            24,810
    Other ....................................           16,560            14,949            31,116            28,840
                                                      ---------         ---------         ---------         ---------
       Total operating revenues ..............          519,489           477,756           990,442           939,943
                                                      ---------         ---------         ---------         ---------

Operating expenses:
    Salaries and related costs ...............          112,262           100,554           217,846           199,616
    Aircraft rents ...........................           60,195            55,089           118,940           110,021
    Other rents and landing fees .............           28,794            28,862            58,252            59,678
    Aircraft fuel ............................           47,798            57,608            98,082           126,724
    Agency commissions .......................           34,900            38,529            66,517            75,123
    Aircraft maintenance materials & repairs .           44,041            37,669            86,469            68,981
    Depreciation and amortization ............           12,765            12,258            25,063            24,230
    Reorganization value amortization ........            4,974             5,923             9,948            11,845
    Other ....................................           99,968            94,064           187,710           186,006
                                                      ---------         ---------         ---------         ---------
       Total operating expenses ..............          445,697           430,556           868,827           862,224
                                                      ---------         ---------         ---------         ---------

Operating income .............................           73,792            47,200           121,615            77,719
                                                      ---------         ---------         ---------         ---------

Nonoperating income (expenses):
    Interest income ..........................            6,041             4,390            11,086             8,630
    Interest expense, net ....................           (8,263)          (12,059)          (17,935)          (24,140)
    Other, net ...............................             --                (168)             (264)              128
                                                      ---------         ---------         ---------         ---------
       Total nonoperating expenses, net ......           (2,222)           (7,837)           (7,113)          (15,382)
                                                      ---------         ---------         ---------         ---------

Income before income taxes ...................        $  71,570         $  39,363         $ 114,502         $  62,337
                                                      =========         =========         =========         =========

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998

         The table below sets forth selected operating data for AWA.

                                                   Three Months Ended      Percent        Six Months Ended       Percent
                                                       June 30,            Change              June 30,          Change
                                                   1998         1997      1998-1997        1998        1997     1998-1997
                                                   ----         ----      ---------        ----        ----     ---------
Aircraft (end of period)....................         104          100         4.0            104        100        4.0
Average daily aircraft utilization (hours)..        12.2         12.4        (1.6)          12.3       12.4       (0.8)
Available seat miles (in millions)..........       6,082        5,848         4.0         11,928     11,638        2.5
Block hours.................................     115,050      113,089         1.7        228,252    225,812        1.1
Average stage length (miles)................         819          770         6.4            811        769        5.5
Average passenger journey (miles)...........       1,227        1,145         7.2          1,170      1,117        4.7
Revenue passenger miles (in millions).......       4,287        4,144         3.4          7,923      8,126       (2.5)
Load factor (percent).......................        70.5         70.9        (0.4)pts       66.4       69.8       (3.4)pts
Passenger enplanements (in thousands).......       4,643        4,674        (0.7)         8,792      9,264       (5.1)
Yield per revenue passenger mile (cents)....       11.46        10.88         5.3          11.80      10.91        8.2
Revenue per available seat mile:
   Passenger (cents)........................        8.07         7.71         4.7           7.84       7.62        2.9
   Total (cents)............................        8.54         8.17         4.5           8.30       8.08        2.7
Fuel consumption (gallons in millions)......        97.1         93.4         4.0          190.2      185.5        2.5
Fuel price (cents per gallon)...............       49.23        61.70       (20.2)         51.56      68.32      (24.5)
Average number of full-time equivalent
   employees................................       9,667        9,651         0.2          9,567      9,571          --


         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA. CASM for 1997 is based on pro forma 1997 operating expenses.

                                                  Three Months Ended    Percent      Six Months Ended        Percent
                                                       June 30,         Change            June 30,            Change
                                                   1998        1997   1998-1997      1998         1997      1998-1997
                                                   ----        ----   ---------      ----         ----      ---------
                                                           Pro Forma                           Pro Forma
(in cents)
Salaries and related costs....................     1.85       1.72        7.6         1.83        1.71         7.0
Aircraft rents................................      .99        .94        5.3         1.00         .95         5.3
Other rents and landing fees..................      .47        .49       (4.1)         .49         .51        (3.9)
Aircraft fuel.................................      .79        .99      (20.2)         .82        1.09       (24.8)
Agency commissions............................      .57        .66      (13.6)         .56         .65       (13.8)
Aircraft maintenance materials and repairs....      .72        .64       12.5          .72         .59        22.0
Depreciation and amortization.................      .21        .21          -          .21         .21           -
Amortization of excess reorganization value...      .08        .10      (20.0)         .08         .10       (20.0)
Other.........................................     1.65       1.61        2.5         1.57        1.60        (1.9)
                                                   ----       ----                    ----        ----
                                                   7.33       7.36       (0.4)        7.28        7.41        (1.8)
                                                   ====       ====                    ====        ====

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998

Three Months Ended June 30, 1998 and 1997

         For the three months ended June 30, 1998, AWA realized operating income of $73.8 million, a 56.3 percent increase over the $47.2 million operating income recognized in last year's quarter. Income before income taxes for the three month period in 1998 was $71.6 million compared to $39.4 million in 1997.

         Total operating revenues for the 1998 second quarter were $519.5 million. Passenger revenues were $491 million for the three months ended June 30, 1998, an increase of $40.3 million or 8.9 percent from 1997. Passenger revenue per available seat mile ("RASM") for the quarter increased 4.7 percent to 8.07 cents from 7.71 cents driven by a 5.3 percent increase in passenger yield. The increase in RASM and yield reflects the continued benefits of AWA's improved product and revenue management capabilities. The increases occurred despite a 6.4 percent increase in aircraft stage length due to increased flying to long-haul business markets. Capacity, as measured by available seat miles ("ASMs"), increased 4.0 percent in the 1998 second quarter as compared to 1997 while load factor decreased by .4 points to 70.5 percent. Cargo and other revenues increased 5.3 percent to $28.4 million for the second quarter of 1998.

         CASM decreased .4 percent to 7.33 cents in the second quarter of 1998 from 7.36 cents for the comparable 1997 period, primarily due to lower fuel prices. Significant changes in the components of operating expense per ASM are explained as follows:

    - Salaries and related costs per ASM increased 7.6 percent primarily due to increases in the accrual for AWArd Pay ($5.1 million) resulting from higher operating income in 1998 and employee benefit related costs. AWArd Pay is the program by which AWA awards performance bonuses to eligible non-executive, non-union employees provided certain annually established operating and performance targets are attained. In addition, a salary level increase in the pilot contract that was effective May 1997 and increased training drove pilot salaries per ASM higher in the 1998 quarter over the comparable 1997 period.

    - Aircraft rent expense per ASM increased 5.3 percent due to the net addition of four leased aircraft to the fleet during the 1998 quarter as compared to 1997.

    - Other rents and landing fees expense per ASM decreased 4.1 percent in the second quarter of 1998 as landings decreased by 2.9 percent.

    - Aircraft fuel expense per ASM decreased 20.2 percent due to a 20.2 percent decrease in the average price per gallon of fuel to 49.23 cents in the 1998 quarter from 61.70 cents in 1997.

    - Agency commissions expense per ASM decreased 13.6 percent as cost reductions associated with the change in agency commission rate from 10 percent to eight percent in October 1997 and the $50 commission cap implemented on May 1, 1998 more than offset the effects of higher passenger revenues in the 1998 quarter.

    -    Aircraft maintenance materials and repairs expense per ASM increased
         12.5 percent primarily due to the $5.0 million increase in capitalized maintenance amortization expense for the second quarter of 1998 when compared to the 1997 second quarter.

    -    Amortization of excess reorganization value expense per ASM decreased
         20.0 percent as a result of the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized Company.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998

    - Other operating expenses per ASM increased 2.5 percent to 1.65 cents from 1.61 cents primarily due to the effect in the 1998 quarter of the FAA settlement and Year 2000 costs and higher interrupted trip expense and crew accommodation costs. These increases were offset in part by reduced advertising costs.

         Net nonoperating expenses decreased $5.6 million to $2.2 million in the second quarter of 1998 from $7.8 million in 1997. The quarter-over-quarter change was primarily due to a net decrease in interest expense as AWA's average outstanding debt was $94.7 million lower in the second quarter of 1998 as compared to 1997.

Six Months Ended June 30, 1998 and 1997

         For the six months ended June 30, 1998, AWA realized operating income of $121.6 million, a 56.5 percent increase over the $77.7 million operating income recognized in the six months ended June 30, 1997. Income before income taxes for the six month period in 1998 was $114.5 million compared to $62.3 million in 1997.

         Total operating revenues for the six months ended June 30, 1998 were $990.4 million. Passenger revenues were $934.8 million for the six months ended June 30, 1998, an increase of $48.5 million or 5.5 percent from 1997. RASM for the six months ended June 30, 1998 increased 2.9 percent to 7.84 cents from 7.62 cents driven by an 8.2 percent increase in passenger yield. The increase in RASM and yield occurred despite a 5.5 percent increase in aircraft stage length due to increased flying to long-haul business markets and the lapse of a federal transportation excise tax for the period January 1 to March 6, 1997. Capacity, as measured by ASMs, increased 2.5 percent in the six months ended June 30, 1998 as compared to 1997 while load factor decreased by 3.4 points to 66.4 percent. Cargo and other revenues increased 3.6 percent to $55.6 million for the six months ended June 30, 1998.

         CASM decreased 1.8 percent to 7.28 cents in the six months ended June 30, 1998 from 7.41 cents for the comparable 1997 period, primarily due to lower fuel prices. Significant changes in the components of operating expense per ASM are explained as follows:

    - Salaries and related costs per ASM increased 7.0 percent primarily due to increases in the accrual for AWArd Pay ($6.3 million) resulting from higher operating income in 1998. In addition, a salary level increase in the pilot contract that was effective May 1997 and higher headcount increased pilot salaries in the six month period ended June 30, 1998 compared to 1997.

    - Aircraft rent expense per ASM increased 5.3 percent due primarily to the net addition of four leased aircraft to the fleet during the 1998 period as compared to 1997.

    - Other rents and landing fees expense per ASM decreased 3.9 percent in the six months ended June 30, 1998 as landings decreased by 3.4 percent. An increase in airport rents of $1.8 million was offset by lower equipment rentals as fewer spare parts were on loan from other airlines.

    - Aircraft fuel expense per ASM decreased 24.8 percent due to a 24.5 percent decrease in the average price per gallon of fuel to 51.56 cents in the 1998 period from 68.32 cents in 1997.

    - Agency commissions expense per ASM decreased 13.8 percent as the cost reduction associated with the change in agency commission rate from 10 percent to eight percent in October 1997 more than offset the effects of higher revenue in the six month period ended June 30, 1998. A $50 commission cap implemented on May 1, 1998 also contributed to the decrease.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998

    -    Aircraft maintenance materials and repairs expense per ASM increased
         22.0 percent primarily due to a $9.5 million increase in capitalized maintenance amortization expense for the 1998 period when compared to the comparable period in 1997 and higher airframe maintenance and component repair costs.

    -    Amortization of excess reorganization value expense per ASM decreased
         20.0 percent as a result of the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized Company.

    - Other operating expenses per ASM decreased 1.9 percent to 1.57 cents from 1.60 cents primarily due to reduced advertising costs and traffic liability insurance rates which were offset in part by the effect in 1998 of the FAA settlement and Year 2000 costs, and higher crew accommodation expenses.

         Net nonoperating expenses decreased $8.3 million to $7.1 million in the six months ended June 30, 1998 from $15.4 million in 1997. The period-over-period change was primarily due to a net decrease in interest expense as AWA's outstanding debt was $97.1 million lower in the 1998 period as compared to 1997.

LEISURE CO.

         The following discussion provides an analysis of Leisure Co.'s results of operations and reasons for material changes therein.


                               The Leisure Company
                              Statements of Income
                                 (In thousands)
                                   (Unaudited)

                                     Three Months Ended              Six Months Ended
                                          June 30,                        June 30,
                                    1998            1997            1998             1997
                                    ----            ----            ----             ----
                                                  Pro Forma                       Pro Forma
Operating revenues .......        $ 50,436        $ 55,136        $ 93,396        $105,872
Cost of goods sold .......          36,178          42,106          66,826          79,859
                                  --------        --------        --------        --------
Net revenues .............          14,258          13,030          26,570          26,013
                                  --------        --------        --------        --------

Total operating expenses .          10,267           9,647          20,116          19,686
                                  --------        --------        --------        --------

Operating Income .........           3,991           3,383           6,454           6,327
                                  --------        --------        --------        --------

Nonoperating expenses, net             147             346             286             687
                                  --------        --------        --------        --------

Income before income taxes        $  3,844        $  3,037        $  6,168        $  5,640
                                  ========        ========        ========        ========


         Leisure Co.'s income before income taxes for the three months ended 1998 was $3.8 million, up $.8 million when compared to the second quarter in 1997 on a pro forma basis. Operating revenues fell $4.7 million due to AWA's improving yield profile, which resulted in less reliance on vacation package traffic and therefore lower volumes for Leisure Co. This shortfall was largely offset by a reduction in cost of goods sold due to lower package volumes. Overall, net revenues increased by $1.2 million while total operating expenses were relatively flat in the 1998 quarter when compared to 1997.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998

         For the six months ended June 30, 1998, income before income taxes was $6.2 million, an increase of $.5 million when compared to 1997 on a pro forma basis. Net revenues increased marginally in the 1998 period when compared to 1997 as a $12.5 million decrease in revenues due to lower package volumes was more than offset by a $13.0 million decrease in cost of goods sold. Total operating expenses were relatively flat period-over-period.

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments increased to $229.8 million at June 30, 1998 from $172.3 million at December 31, 1997. Net cash provided by operating activities increased to $241.7 million for the six months ended June 30, 1998 from $87.8 million in 1997 due principally to the period-over-period change in air traffic liability, which grew 30.0 percent in the 1998 period as compared to a decrease of 13.7 percent in the 1997 period, and to higher net income in the six months ended June 30, 1998. Net cash used in investing activities increased to $142.7 million for the 1998 period from $44.7 million for the 1997 period. This increase was primarily due to the purchase of short-term investments totaling $64.4 million and the payment of $10.5 million in equipment purchase deposits for aircraft. Net cash used in financing activities was $106.0 million for the six months ended June 30, 1998 compared to $33.9 million in the 1997 period primarily due to the repayment of $30 million of revolving credit facility debt and the repurchase of Holdings' Class B Common Stock and AWA warrants.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at June 30, 1998 was $169.0 million, an increase of 4.3 percent from December 31, 1997.

         In April 1998 AWA completed the refunding of its $29.3 million variable rate industrial development revenue bonds due 2016 ("old bonds") by issuing $29.3 million of 6.3 percent fixed rate industrial development revenue bonds due April 2023 ("new bonds"). Interest on the new bonds is payable semiannually (April 1 and October 1) and commences on October 1, 1998. The new bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter. As a result of the refinancing, $29.9 million of cash, which secured the irrevocable direct pay letter of credit that backed the old bonds, was released and became available for general corporate purposes.

         At June 30, 1998, AWA had firm commitments to AVSA, to purchase a total of 29 Airbus aircraft, with three to be delivered in the fourth quarter of 1998. AWA also has an option to purchase 52 more Airbus aircraft of which 12 are subject to reconfirmation by AWA. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion based on a 3.5 percent annual price escalation. AWA has arranged for financing from AVSA for more than two-thirds of such commitment. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998


         As of June 30, 1998, AWA's fleet consisted of 104 aircraft of which 17 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. In May 1998, AWA entered into an agreement to purchase 14 737 hush kits at an aggregate net cost of approximately $14 million to comply with Stage III requirements. Delivery of the hush kits began in May 1998 and will continue through the first quarter of 1999. As of June 30, 1998, one aircraft had been outfitted with a hush kit. The remaining four non-compliant aircraft will be retired.

         Capital expenditures for the six months ended June 30, 1998 and 1997 were approximately $67.8 million and $76.5 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $55.3 million for the six months ended June 30, 1998 and $47.3 million for the six months ended June 30, 1997.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at June 30, 1998.

OTHER INFORMATION

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, before December 31, 1999, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Many of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue. The Company is also heavily reliant on the FAA's management of the nation's air traffic control system, local authorities' management of the airports at which AWA operates, and vendors to provide goods (fuel, catering, etc.), services (telecommunications, data networks, satellites, etc.) and data (frequent flyer partnerships, alliances, etc.).

         The Company has underway a Year 2000 Project to identify the programs and infrastructure that could be affected by the Year 2000 issues and is implementing a plan to resolve the problems identified on a timely basis. The plan will require the Company to devote a considerable amount of internal resources and hire substantial external resources to assist with the implementation and monitoring of the plan, and will require the replacement of certain equipment and modification of certain software. The Company currently estimates that the total cost of its Year 2000 Project will be approximately $29 million, including approximately $23 million which has been or will be expensed as incurred and approximately $6 million of capital expenditures. These costs include approximately $6 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course regardless of the Year 2000 issue. Substantially all of those costs will be incurred during the second half of 1998 and during 1999.

         If the Company's plan to address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also in the process of discussing with the FAA, airport authorities and its vendors the potential impact the Year 2000 issue will have on their systems. Problems encountered by the FAA, the airport authorities or vendors in connection with the Year 2000 issue also may have a material adverse effect on the Company's business, financial condition and results of operations. As a component of its Year 2000 Project, the Company is developing contingency plans to mitigate the affects of problems experienced by it or key vendors or service providers in the timely implementation of Year 2000 programs.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998


         The costs of the Company's Year 2000 Project and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties (including the FAA and other third parties mentioned above) and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

         a. The 1998 Annual Meeting of Stockholders of the Company was held on May 21, 1998. Ten persons were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until their successors are elected and qualified. There were 93,613,986 votes cast in the election of directors and there were no abstentions and broker non-votes. The voting regarding each nominee was as follows: William A. Franke (for: 93,405,915 / withheld: 208,071); Frederick W. Bradley, Jr. (for: 93,408,095 / withheld: 205,891); James G. Coulter (for:
93,408,132 / withheld: 205,854); Richard R. Goodmanson (for: 93,407,824 /
withheld: 206,162); John L. Goolsby (for: 93,408,143 / withheld: 205,843);
Richard C. Kraemer (for: 93,408,096 / withheld: 205,890); Richard P. Schifter (for: 93,407,951 / withheld: 206,035); Walter T. Klenz (for: 93,406,819 /
withheld: 207,167); Denise M. O'Leary (for: 93,406,811 / withheld: 207,175); and John F. Tierney (for: 93,408,156 / withheld: 205,830);

         b. Also at the 1998 Annual Meeting of Stockholders of the Company, the proposal by the International Brotherhood of Teamsters was not approved with 6,170,556 votes for; 80,520,967 votes against; 254,025 votes abstained and 6,668,438 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  ------         --------------------------------
                  *10.28**          Amendment No. 1 dated March 31, 1998 to Airbus A320/A319
                                    Purchase Agreement dated September 12, 1997 between
                                    AVSA S.A.R.L. and AWA

                  *10.29            Financing Agreement dated April 1, 1998 between the
                                    Industrial Development Authority of the City of Phoenix,
                                    Arizona and AWA

                  *10.30            Indenture of Trust dated April 1, 1998 from the
                                    Industrial Development Authority of the City of
                                    Phoenix, Arizona to Norwest Bank, Arizona N.A.

                  *11.1             Computation of Earnings Per Share.

                  *27.1             Financial Data Schedule.

                  *27.2             Restated Financial Data Schedule.
                  -----
                  *                 Filed herewith.
                  **                The Company has sought confidential treatment for
                                    portions of the referenced exhibit.

         b.       Reports on Form 8-K

                                                                None

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998







                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICA WEST HOLDINGS CORPORATION





                                        By   /s/ W. Douglas Parker
                                             W. Douglas Parker
                                          Senior Vice President and
                                                      Chief Financial Officer

DATED:   August 7, 1998

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1998


                                  EXHIBIT INDEX


                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  ------         --------------------------------
                  *10.28**          Amendment No. 1 dated March 31, 1998 to Airbus A320/A319
                                    Purchase Agreement dated September 12, 1997 between
                                    AVSA S.A.R.L. and AWA

                  *10.29            Financing Agreement dated April 1, 1998 between the
                                    Industrial Development Authority of the City of Phoenix,
                                    Arizona and AWA

                  *10.30            Indenture of Trust dated April 1, 1998 from the
                                    Industrial Development Authority of the City of
                                    Phoenix, Arizona to Norwest Bank, Arizona N.A.

                  *11.1             Computation of Earnings Per Share.

                  *27.1             Financial Data Schedule.

                  *27.2             Restated Financial Data Schedule.
                  -----
                  *                 Filed herewith.

                  **                The Company has sought confidential treatment for
                                    portions of the referenced exhibit.