Form 10-K405
period 1998-12-31
AMERICA WEST HOLDINGS CORP; AMERICA WEST AIRLINES INC
filed 1999-03-31
CIK 1029863, 706270

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER  31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12649
                        AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              DELAWARE                                                           86-0847214
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

                    111 WEST RIO SALADO PARKWAY                                                (602) 693-0800
                        TEMPE, ARIZONA 85281                                (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                        TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                ------------------------------------                             ------------------------------------------
                CLASS B COMMON STOCK, $.01 PAR VALUE                                       NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         COMMISSION FILE NUMBER 1-10140
                           AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             DELAWARE                                                            86-0418245
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

                    4000 E. SKY HARBOR BOULEVARD                                               (602) 693-0800
                    PHOENIX, ARIZONA 85034-3899                             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                        TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED:
            --------------------------------------------                         ------------------------------------------
            CLASS B COMMON STOCK WARRANT, $.01 PAR VALUE                                   NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         SENIOR UNSECURED NOTES DUE 2005
                                (TITLE OF CLASS)

         Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 under the Securities Exchange Act of
1934) is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of March 22, 1999, there were 37,842,770 shares of America West Holdings Corporation Class B Common Stock, $.01 par value, and 3,143,404 warrants to purchase America West Holdings Corporation Class B Common Stock, $.01 par value, from America West Airlines, Inc., respectively, issued and outstanding. As of such date, based on the closing sales price, 22,240,610 shares of Class B Common Stock, having an aggregate market value of approximately $417,011,437 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates. As of March 22, 1999, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

         With respect to America West Airlines, Inc., indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement related to America West Holdings Corporation's 1999 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of America West Holdings Corporation's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Form 10-K.

         AMERICA WEST AIRLINES, INC., A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I

Item 1.   Business................................................................................................4
Item 2.   Properties..............................................................................................21
Item 3.   Legal Proceedings.......................................................................................21
Item 4.   Submission of Matters to a Vote of Security Holders.....................................................21

PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters...................................24
Item 6.   Selected Consolidated Financial Data....................................................................26
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................28
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................................40
Item 8A.  Consolidated Financial Statements and Supplementary Data -- America West Holdings Corporation...........41
Item 8B.  Financial Statements and Supplementary Data -- America West Airlines, Inc...............................66
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................................86

PART III

Item 10.  Directors and Executive Officers of the Registrants.....................................................86
Item 11.  Executive Compensation..................................................................................86
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................................86
Item 13.  Certain Relationships and Related Transactions..........................................................86

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................87

Note Concerning Forward-Looking Information

         This Report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the Company's ability to negotiate and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business -- Risk Factors," included in Item 1 of this Report on Form 10-K. Any forward-looking statements speak only as of the date such statements are made.

                                     PART I

         This combined Form 10-K is filed by each of America West Holdings Corporation and its wholly owned subsidiary, America West Airlines, Inc. America West Holdings Corporation is referred to as "Holdings" or "the Company" or "our Company", and America West Airlines is sometimes referred to as "AWA" or "the Airline". The Leisure Company, the other wholly owned subsidiary of Holdings, is sometimes referred to as TLC. The term "we" is used to refer to management of the Company, the Airline or TLC, as the context requires.

ITEM 1.  BUSINESS

FINANCIAL REVIEW

         Our Company reported record pretax income, net income and revenues for the fourth quarter and full year 1998. Diluted earnings per share in 1998 rose 47% to $2.40 compared with $1.63 in 1997. The Company's 1998 financial results are described in more detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW OF OUR COMPANY'S BUSINESSES

         Holdings is the parent company of AWA and TLC. We believe that the holding company structure improves the Company's ability to manage separate business segments effectively and that Holdings provides a platform for further expansion of the Company's travel-related businesses. The Company intends to continue to evaluate investment and expansion opportunities that would allow it to capitalize on the key strengths and market positions of AWA and TLC.

         AWA is the ninth largest commercial airline carrier in the United States, operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. AWA is the lowest cost major airline in the United States. The Company's operating cost per available seat mile ("CASM") for 1998 was 7.29 cents, which was approximately 25% less than the average CASM of the other major domestic airlines. At December 31, 1998, the Airline served 57 destinations, including six destinations in Mexico and one in Canada, with a fleet of 111 aircraft and offered service to an additional 40 destinations through alliance arrangements with other airlines.

         In January 1998, TLC was established as a separate subsidiary of Holdings to grow the Company's leisure travel business. TLC arranges and sells leisure travel products that may include airfare, hotel accommodations, ground transportation, and a variety of other travel options. TLC's largest brand, America West Vacations, has significant strength in the Las Vegas destination market and also has presence in other vacation destinations such as Arizona, California, Florida, Mexico, and Canada. In 1998, TLC added or expanded product offerings including Hawaii and Caribbean destinations and specialty vacations that include golf and ski packages. TLC is also aggressively pursuing the retail vacation segment, with products such as cruises and all inclusive vacations that are specifically targeted at the direct consumer.

         Together, Holdings and its subsidiaries employed 12,204 people on December 31, 1998.

STRATEGY

         The Company seeks to maximize shareholder value by capitalizing on the Company's key competitive strengths while maintaining financial flexibility. The principal elements of our strategy are to grow the Company's existing lines of business, to improve the Airline's unit revenues, to maintain the Airline's strategic cost advantage, and to ensure financial flexibility for the future.

         GROW THE COMPANY'S EXISTING LINES OF BUSINESS

         AMERICA WEST AIRLINES. The Company intends to continue growing the Airline primarily by increasing frequencies to existing destinations from Phoenix and Las Vegas because it believes that significant opportunities to grow those hubs exist. The Phoenix and Las Vegas markets are among the fastest growing in the United States, and the Company believes that its Phoenix hub remains greatly undersized relative to its potential. In execution of this strategy, AWA has increased available seat miles ("ASMs") 25% over the past three years with the majority of this growth focused on strengthening AWA's position at Phoenix. Compared with 1998, system ASMs are expected to increase approximately 10% in 1999 and approximately 40% by 2002. The growth will be focused on adding frequencies from Phoenix to existing markets, primarily long-haul business routes.

         The Airline has expanded its reach outside of its core markets through alliances. AWA has codesharing arrangements with Continental Airlines, Mesa Airlines, British Airways, Northwest Airlines and EVA Airways of Taiwan. These alliances allow the Airline to expand its passenger bases without significant increases in capital or operating expense and in some cases, achieve cost savings through economies of scale and joint purchasing agreements. The Company believes that alliances are an efficient means of developing new markets and increasing travel opportunities for its customers. We plan to continue to pursue such relationships with both domestic and international carriers.

         THE LEISURE COMPANY. The Company also believes that there are significant opportunities to expand its profitable leisure travel business. Historically, TLC has packaged air travel provided by the Airline with hotel rooms, ground transportation, and other options under its America West Vacations brand. During 1998, several lines of business were significantly expanded or developed. First, TLC's specialty golf and ski products were expanded throughout the year with new destinations and new methods of distribution. In April, TLC launched a new leisure travel consolidator business called the FareBusters, which markets and sells affordable air-only products to both domestic and international destinations on several other air carriers. In September, TLC implemented its Destination Leisure brand, which offers vacation packages with air available on several air carriers and to expand its product reach into markets such as Hawaii. In October, TLC acquired The Vacation Store
("TVS"), a major cruise and Caribbean retailer with $29 million in 1998 gross revenues.

         IMPROVE THE AIRLINE'S UNIT REVENUES

         Due to AWA's leisure oriented hub markets in Phoenix and Las Vegas, the competitive nature of many of the western U.S. markets where the Airline flies, and the Airline's size relative to its competition, AWA's passenger revenue per available seat mile ("RASM") is approximately 20% less than the industry average. One of the Company's primary opportunities to improve profitability is to close that gap through three main efforts: growing in key business markets; investing in scheduling and revenue management systems; and improving the quality of the Airline's products. Our efforts have been successful to date as evidenced by 1998's results - AWA's passenger RASM improved by 2.1% over 1997, while the industry average fell by 0.4% over the same period. Looking forward, we believe that substantial opportunity exists to further improve unit revenues by continuing the strategic growth plan, completing an upgrade of the Company's yield management system in late 1999, improving operating performance and continuing to enhance the Airline's customer service, frequent flyer programs and onboard products.

         MAINTAIN STRATEGIC COST ADVANTAGE

         The Company is committed to maintaining AWA's low cost structure, which offers a significant competitive advantage over other major airlines. AWA has achieved this low cost structure primarily through employee productivity, favorable labor costs per ASM and industry-leading aircraft utilization. In 1998, the Company widened its strategic cost advantage versus the industry as AWA's CASM decreased 0.5 % while the industry average CASM increased by 0.2%.

         ENSURE FINANCIAL FLEXIBILITY

         The airline and travel industries are cyclical in nature. Because of this, an important element of the Company's strategy is to maintain financial flexibility as protection against a downturn in the business cycle. A key component of this strategy is AWA's aircraft leasing plan. As of December 31, 1998, and through the end of 2003, leases for 54 aircraft will expire. As a result, if economic conditions change adversely during that period, the Airline can delay the growth of its fleet and its aircraft-related financial obligations by electing to not renew these aircraft leases. Another component of this strategy is the Company's compensation system, which includes a variable pay element based largely on the Company's operating income level. The Company further enhances its financial flexibility by maintaining a $100 million senior secured revolving credit facility with certain financial institutions.

AMERICA WEST AIRLINES

         THE AIRLINE'S OPERATIONS

         AWA is the ninth largest commercial airline and the lowest cost major airline in the United States. The Airline reported approximately $2 billion in revenues in 1998, an increase in annual revenues of 5% over revenues reported in 1997 and 40% over those reported in 1994. The Airline operates through its hubs in Phoenix, Arizona and Las Vegas, Nevada and a mini-hub in Columbus, Ohio. At the end of 1998, the Airline operated a fleet of 111 aircraft flying approximately 600 flights each day and served 57 destinations directly and offered service to another 40 destinations through AWA's alliance agreements with other carriers.

         We seek to maximize AWA's market share and profitability by operating the Airline through a hub and spoke network, the strategy employed by all but one of the major airlines in the United States. AWA is the leading airline serving Phoenix based on ASMs and takeoffs and landings and the leading airline serving Las Vegas (where hub operations occur mostly at night) based on ASMs.

         We believe that the success of the Airline's operations in Phoenix and Las Vegas is due to a number of factors including:

         - Phoenix' size. Phoenix is the seventh largest city in the United States and its metropolitan area is the 16th largest in the country.

         - The attractiveness of Phoenix and Las Vegas as business and leisure destinations.

         - The size of those cities' airports. Phoenix Sky Harbor International Airport is the 5th largest airport in the United States based on takeoffs and landings and Las Vegas McCarran International Airport is the 12th largest airport in the country by that measure.

         - The geographically favorable location of those cities with convenient access to and connecting opportunities for passengers travelling to or from key southwest and west coast markets and vacation destinations in Mexico.

         - The relatively low operating costs incurred in those cities' metropolitan areas and at those airports.

         The Phoenix and Las Vegas metropolitan areas are among the fastest growing in the country. Moreover, we believe that our Phoenix hub remains greatly undersized compared to other airlines' hubs of similar or smaller populations and airport size. Therefore, we believe that the Airline's hubs are well positioned for the continued growth that is one of the key elements of our strategy.

         The Airline is committed to providing quality customer service. As the result of initiatives developed to further that commitment, during 1998 the
Airline:

         - For the second consecutive year, recorded the lowest rate of mishandled bags among United States major airlines as measured by the Department of Transportation ("DOT").

         - For the second consecutive year, ranked No. 1 in customer satisfaction among the major airlines for flights of 500 miles or less in the 1998 Airline Customer Satisfaction -- U.S. Flights study conducted by Frequent Flyer Magazine and J.D. Power & Associates.

         ALLIANCES WITH OTHER AIRLINES

         AWA has alliance agreements with Continental Airlines, Mesa Airlines, British Airways, Northwest Airlines and EVA Airways of Taiwan, and has applied for United States government approval for another alliance arrangement with Air China.

         AWA's alliance agreement with Continental Airlines provides for codesharing arrangements, coordinating flight schedules, sharing ticket counter space and coordinating ground handling operations. The arrangement also allows AWA FlightFund (the Airline's frequent flyer program) members to earn credits for travel on Continental and for frequent flyer benefits earned by AWA customers to be redeemed for travel on Continental's system.

         By codesharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. The arrangement also provides that AWA personnel handle Continental's ticket counter and ground operations at certain airports in the western and southwestern United States and that Continental's personnel handle those operations for AWA at certain airports in the east, midwest and south. Through its alliance arrangement with Continental, AWA offered service to an additional 17 destinations as of December 31, 1998 and achieves cost savings primarily through the consolidation of airport facilities and resources and elimination of duplicative costs for labor and equipment. The arrangements with Continental were extended in February 1999 to allow AWA to offer service to an additional 34 destinations, mostly in the eastern and southern United States.

         The code sharing arrangement the Airline had maintained with Mesa Airlines ("Mesa") since 1994 was terminated in March 1998 as the result of Mesa's failure to maintain agreed operating service standards. After negotiation and the provision of codesharing service pursuant to an interim arrangement, Mesa and the Airline entered into a new, restructured arrangement effective September 1998. Pursuant to the new arrangement, Mesa, operating as America West Express, provides regional feeder service to and from the Airline's Phoenix hub to destinations in the western United States and northern Mexico flying, principally, regional jets and large turboprop aircraft. In addition, Mesa operates America West Express regional jet service to and from the Airline's mini-hub in Columbus, Ohio to midwest and eastern business markets. Through its alliance arrangement with Mesa, AWA offered America West Express service to an additional 22 destinations as of December 31, 1998. The new alliance arrangement with Mesa provides for the Airline's management of coordinated flight schedules and all America West Express marketing and sales. All reservations are booked under the Airline's flight designator code. America West Express passengers connecting to or from an AWA flight can purchase one airfare for their entire trip.

         Since the restructuring of the alliance arrangements, Mesa's operating performance has improved significantly and Mesa has met the standards required under the relevant agreements. We believe that the contribution of the Mesa alliance to our Company's profitability has been and will continue to be significantly improved as the result of the restructuring of those arrangements.

         AWA's alliance agreement with British Airways allows British Airways to offer connecting service to and from British Airways' flights to Phoenix, San Francisco and Columbus onward to certain destinations served by the Airline. The arrangement also allows AWA FlightFund members to earn credit for travel on British Airways and for frequent flyer benefits earned by AWA customers to be redeemed for travel on British Airways' system.

         Through AWA's alliance agreements with Northwest Airlines and EVA Airways, AWA provides connecting service from those airlines' Pacific routes to Las Vegas and Phoenix. If the alliance with Air China receives government approval and is implemented, AWA will provide connecting service to Las Vegas and Phoenix from Air China's Pacific routes.

         AIRLINE COMPETITION AND MARKETING

         The airline industry is highly competitive. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services. AWA competes with a number of major airlines on medium and long haul routes to and from and through its hubs and with a number of carriers for short haul flights at its Phoenix and Las Vegas hubs and its Columbus mini-hub. AWA competes with other major full service airlines based on price and, due to its low cost structure, is able to compete with other low cost carriers in its short haul local markets. The entry of additional carriers in many of AWA's markets (as well as increased services by established carriers) could negatively impact AWA's results of operations. For additional discussion of industry competition and related government regulation, see "Risk Factors -- Competition and Industry Conditions" and, generally, "Government Regulations."

         Most tickets for travel on AWA are sold by travel agents. Travel agents generally receive commissions based on the price of tickets sold. AWA and other airlines often pay additional commissions in connection with special revenue programs, competing not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. AWA pays to travel agents a base commission rate of 8%, not to exceed $50 per ticket. We believe that that commission structure, together with AWA's program of additional commissions in connection with special programs, is competitive with the commission programs of the other major United States airlines.

         Most tickets sold by travel agents are sold through computer reservation systems that are controlled by other airlines. Those computer reservation systems have, from time to time, significantly increased the cost of making reservations, which costs are born by airlines which subscribe to the computer reservation systems, including AWA.

         To address these issues, AWA has taken several actions. First, AWA implemented electronic or paperless ticketing to respond to customer needs and to reduce distribution costs for tickets booked directly through the Airline's reservation system and through travel agencies. During 1998, approximately 50% of the Airline's tickets were processed electronically, up from 34% during 1997. Second, AWA provides the ability for its customers to book tickets directly through the Airline's Internet site located at www.americawest.com, thus avoiding the more expensive computer reservation systems. Bookings through the Internet site were only 1% of total 1998 bookings. However, growth in this means of distribution continue to be dramatic with monthly bookings at the end of 1998 growing 300% over monthly bookings at the end of 1997.

         Federal regulations have been promulgated that are intended to diminish preferential scheduling displays and other practices with respect to computer reservation systems that place AWA and other similarly situated users at a competitive disadvantage to airlines controlling the systems. Those regulations are scheduled to expire in March 2000 and are presently under review by the DOT. The Airline is participating aggressively in the federal rule making process related to computer reservations systems.

         FREQUENT FLYER PROGRAM

         All major United States airlines offer frequent flyer programs to encourage travel on that airline and customer loyalty. AWA offers the FlightFund program which allows members to earn mileage credits by flying AWA and America West Express, by flying on certain partner airlines including Continental Airlines and British Airways and by using the services of a wide variety of other program participants such as hotels, rental car agencies and other specialty services.

Through the FlightFund Program, accumulated mileage credits can be redeemed for free travel on AWA and America West Express and certain partner airlines including Continental and British Airways and for first class upgrades on AWA. Use of mileage credits is subject to industry standard restrictions including blackout dates and expiration. The Airline must purchase space on other airlines to accommodate FlightFund redemption travel on those airlines.

         The Company accounts for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food, beverages, supplies, fuel, liability insurance and denied boarding compensation which are accrued as FlightFund members accumulate mileage credits. No profit or overhead margin is included in the accrual for those incremental costs. Non-revenue FlightFund travel accounted for 3.5%, 3.2% and 2.3% of total revenue passenger miles for the years ended December 31, 1998, 1997 and 1996, respectively. We do not believe that non-revenue FlightFund travel results in any significant displacement of revenue passengers.

         THE AIRLINE'S FLEET

         At December 31, 1998, the Airline operated a fleet of 111 aircraft having an average age of 10.9 years. The Airline's aircraft acquisition program will provide the aircraft necessary to allow the Airline to continue its strategic growth. Terminations of aircraft operating leases scheduled to occur over the next several years will allow the Airline flexibility to manage the growth of its fleet size and related financial obligations in response to unfavorable economic conditions.

         AWA owns or leases 18 Boeing 737s which originally did not meet the federally mandated noise requirements which must be satisfied for continued operation of the aircraft beyond December 31, 1999. AWA intends to operate 14 Boeing 737-200 Advanced aircraft after that deadline. As of December 31, 1998, AWA had modified five of those aircraft by installing "hushkits" and has committed to modify the remaining nine aircraft during 1999. One Boeing 737-100 aircraft and three Boeing 737-200 aircraft will be retired prior to the end of 1999.

         In 1999, the Airline intends to take delivery of 15 new aircraft and retire those 4 aircraft and expects to operate a fleet of 122 aircraft at the end of 1999 having an average age of 10.1 years.

         The Airline's fleet at the end of 1998 and as expected at the end of 1999 are described in the table below:

                                                 NUMBER 12/31                  AVERAGE AGE (YRS.) 12/31
      AIRCRAFT           APPROX.            ----------------------             ------------------------
       TYPES            NO. SEATS           1998              1999              1998              1999
       -----            ---------           ----              ----              ----              ----
B737-100                    90               1                 0                29.3              N/A
B737-200                   113               17                14               18.0              18.2
B737-300                   132               46                46               11.2              12.2
B757-200                   190               13                13               12.2              13.2
A319-100                   124               3                 10               0.1               0.4
A320-200                   150               31                39               6.6               6.2

         As of March 31, 1999, AWA had firm commitments to purchase or acquire by operating lease a total of 14 Airbus A319-100 and three Airbus A320-200 aircraft for delivery in 2000 and 2001. The Airline also has options to acquire an additional seven A320 aircraft for delivery in 2001 and 2002 and options to purchase an additional 40 Airbus single aisle aircraft (A319s, A320s or larger A321s) during 2001 to 2005. As of March 31, 1999, leases for 54 of the Airline's aircraft were scheduled to terminate between the beginning of 2000 and the end of 2003.

         The following table illustrates the Airline's committed orders, purchase options and scheduled lease terminations over 2000-2003:

FIRM ORDERS                          2000          2001        2002         2003
A319-100/A320-200                     10            7            0            0


OPTIONS                              2000          2001        2002         2003
A319/A320/321                         0             13          10            8


SCHEDULED LEASE TERMINATIONS         2000          2001        2002         2003
Total                                  6            10          12           26


         For further details on the Airline's commitments to acquire aircraft and financing strategies and capital requirements for aircraft, see "Risk Factors -- Leverage; Future Capital Requirements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources".

         THE AIRLINE'S EMPLOYEES AND LABOR RELATIONS

         The Airline's business is labor intensive with wages, salaries and benefits representing approximately 25% of the Airline's operating expenses during 1998. As of December 31, 1998, the Airline employed 9,185 full-time and 2,682 part-time employees, for a full time equivalent of 10,098 employees ("FTEs"). We believe that the Airline's workforce is very productive, compared to workforces employed at other major United States airlines. As AWA pursues its growth strategy, we believe that this productivity will be improved as economies of scale will allow the Airline to increase the size of its workforce proportionately less than the growth in number of aircraft or ASMs.

         The Airline's non-union employees are compensated on a pay-for-performance basis under which salaries and wages are determined in part by performance evaluations by an employee's superiors and peers. To encourage increased productivity, the Airline awards performance bonuses, referred to as AWArd Pay, to eligible, non-executive, non-union employees provided certain annually established targets are achieved. AWArd Pay bonuses could range from 5% of base pay if those targets are met to 25% of base pay if those targets are significantly exceeded. Following the Company's and the Airline's record financial results in 1998, the Airline paid record AWArd Pay performance bonuses equal to 12.65% of eligible employees' 1998 base pay.

         A large majority of the employees of the major airlines in the United States are represented by labor unions. There have been numerous attempts by unions to organize AWA's employees and we expect those organization efforts to continue in the future. As illustrated by the table below, several groups of AWA's employees have selected union representation and negotiated collective bargaining agreements with the Airline. We cannot predict the outcome of any continuing or future efforts to organize the Airline's employees or the terms of any future labor agreements or the effect, if any, on the Company's or AWA's operations or financial performance. For more discussion, see "Risk Factors --Labor Relations."

    EMPLOYEE              APPROX. NO. OF                                  CONTRACT             CONTRACT
     GROUP                  EMPLOYEES              UNION                 EFFECTIVE             AMENDABLE
     -----                  ---------              -----                 ---------             ---------
Pilots                         1,400          Airline Pilots              May 1995             May 2000
                                              Association
Dispatchers                      60           Transportation             March 1998           March 2003
                                              Workers Union
Maintenance                     430           International             October 1998         October 2003
Technicians and                               Brotherhood of
Related                                       Teamsters
Flight Attendants              2,150          Association of              May 1999*            May 2004*
                                              Flight Attendants

*        If ratified by membership.

         A tentative agreement was reached between the Airline and Association of Flight Attendants ("AFA") representing the Airline's flight attendants in March 1999. A membership ratification vote is scheduled for April 1999.

         All of the collective bargaining agreements and the tentative AFA agreement are consistent with our productivity objectives and cost advantage, include flexible work rules, and prohibit sympathy strikes. None of those contracts restrict management's ability to make key strategic decisions, including entering into or expanding alliances or considering acquisitions.

         In October 1998, the Transportation Workers Union ("TWU") filed an application to represent the Airline's approximately 2,000 fleet service workers. In January 1999, that work group voted by a margin of 53% to 47% to be represented by the TWU. Following the announcement of those election results, the Airline filed a claim of election interference against the TWU seeking a rerun election. The interference claim was filed with the National Mediation Board ("NMB"), the federal government agency that oversees labor relations in the airline industry. The NMB had not issued a decision by March 31, 1999.

THE LEISURE COMPANY

         TLC'S OPERATIONS, PRODUCTS, MARKETING AND COMPETITION

         The Leisure Company is one of the leading leisure travel companies in the United States. TLC sells leisure and personal travel products such as air and ground transportation, land-based accommodations, cruises, all-inclusive vacation packages, and value-added services and amenities directly to the consumer and through travel agencies. TLC focuses on simple, high-volume, value-oriented products which are marketed on a national basis.

         The majority of TLC's sales are from vacations and tour packages for destinations in Nevada, Arizona, California, Florida, Mexico and Canada sold under TLC's largest brand, America West Vacations. In 1998 TLC expanded its product line to include cruise vacations and products limited to air transportation. In addition to the core wholesale brand family of America West Vacations products, TLC distributes products under multiple wholesale brands through affiliations with other airlines and suppliers to expand destination coverage. In 1998, TLC launched a new wholesale product under the name Destination Leisure and expanded TLC's tour packaging business to include destinations in Hawaii and the Caribbean.

         In 1998, TLC began retail sales of leisure travel products through the introduction of the Farebusters brand and acquisition of the assets and business of TVS, an established national travel retailer with 1998 revenues of $29 million specializing in cruise and resort vacations. We believe that the acquisition of TVS will allow TLC to create a successful national vacation only retail travel agency with operational efficiency, strong relationships with suppliers and modern marketing practices.

         In addition to its retail and wholesale travel products sales, TLC provides travel fulfillment sales and services to other travel suppliers through TLC's call centers.

         The Leisure Company competes in a fragmented, consolidating industry that is highly competitive. Within the wholesale segment of TLC's business, competitors are vying for customers through national mass media and the arrangement of preferred supplier relationships. Wholesalers have been able to take advantage of a strong travel economy to reduce commissions to travel agents. Fewer competitors with stronger market positions are beginning to emerge. While lower commissions paid to travel agents benefits TLC's wholesale business, it adversely affects the profitability of TLC's leisure agency business. The industry also faces disintermediation as suppliers rely more on electronic distribution strategies aimed directly at consumers.

         TLC remains focused on simple, high-volume products which have traditionally provided high margins. TLC's strong position in Las Vegas, strong growth and knowledge of the cruise distribution industry and mass marketing effectiveness have helped create a successful positioning. TLC will continue to evaluate investment and expansion opportunities in the leisure travel industry.

         Currently, wholesale and retail travel sales are not subject to government regulation to any significant extent.

         TLC'S EMPLOYEES

         At December 31, 1998, TLC and TVS employed 337 full-time employees. TLC employees are compensated in a variety of different ways depending on their work, including hourly pay plus bonuses, in the case of the telephone sales representatives, hourly pay plus commissions, in the case of travel agents, and a pay for performance plan very similar to that described above for the Airline's employees. To encourage productivity, TLC awards performance bonuses to eligible, non-executive, non-union employees provided certain established targets are achieved. Those performance bonuses can range from 2.5% of base pay if those targets are met to 20% of base pay if those targets are materially exceeded. TLC paid performance bonuses equal to 10.43% of base pay to eligible employees for 1998. We expect to experiment with compensation arrangements of certain TLC work groups in 1999 in an effort to increase sales productivity and improve customer service.

THE COMPANY'S FACILITIES

         Our Company's principal facilities include administrative office space located in Tempe and Phoenix, Arizona, reservations centers and other call centers located in Tempe, Reno, Nevada and Virginia Beach, Virginia and airport and airport related facilities associated with the Airline's hubs in Phoenix and Las Vegas and mini-hub in Columbus.

         As discussed below, several of those facilities recently have been or are in the process of being replaced or upgraded. The new facilities will support key elements of the Company's strategy and will accommodate the Airline's and TLC's planned growth, allow the Company to improve employee morale by replacing outdated working environments with improved facilities, reduce overall occupancy and administrative costs, facilitate synergies by consolidating functions and take advantage of improved and state of the art technologies and communications systems that could not have been deployed in the replaced facilities.

         As of December 31, 1998, the Company leased approximately 369,000 square feet of general office and administrative space in Tempe for Holdings', the Airline's and TLC's headquarters and administrative offices.

         As of March 31, 1999, our Company was in the process of moving those headquarters and principal administrative functions to a newly constructed nine story, 225,000 sq. ft. complex at the site of AWA's original headquarters facility in Tempe. The new facility is owned jointly by our Company and Carey Diversified LLC and leased by Holdings. The move is expected to be completed in April 1999, at which time leases for approximately 148,000 sq. ft. of space will be terminated and approximately 20,000 sq. ft. of space will be devoted to alternative uses.

         In January 1999, the Airline closed its revenue accounting facilities in Tempe and Irvine, California and relocated those operations to a new 45,000 sq. ft. facility leased in Phoenix.

         The Airline operates a two-year old 53,000 sq. ft. reservations center in Tempe, a 10,000 sq. ft. reservations center in Reno and a 27,000 sq. ft. reservations center in Kansas City, Missouri, all of which are leased. In May 1999, AWA will move into a new 14,000 sq. ft. reservations facility in Reno and the existing facility in Reno will be closed.

         TLC operates a call center facility in Tempe and a retail and call center facility in Virginia Beach.

         AWA operates from Terminal 4 at Sky Harbor Airport and leases 28 gates, ticket counter space and administrative offices comprising an aggregate of approximately 252,000 sq. ft. of space. The Airline has agreed to lease, and the City of Phoenix has commenced construction on, a new concourse in Terminal 4 which will make available to the Airline an additional approximately 65,000 sq. ft. of concourse, ticket counter and office space and initially 12 and ultimately 14 additional gates. We expect the new concourse to open in October 1999.

         The Airline leases approximately 168,000 sq. ft. of space at Las Vegas McCarran International Airport, which includes 13 gates, ticket counter space and concourse areas. AWA leases approximately 30,000 sq. ft. and seven gates at Port Columbus International Airport.

         Space for ticket counters, gates and back offices has been obtained at each of the other airports operated by AWA personnel, either by lease from the airport operator or by sublease from another airline. Space and facilities at airports where AWA's operation is managed by Continental Airlines or Mesa Airlines is provided by those airlines as part of AWA's alliance arrangements.

         The Airline also owns a 475,000 sq. ft. maintenance and technical support facility at Sky Harbor Airport on land leased from the City of Phoenix, which includes four hangar bays, hangar shops, two flight simulator bays and pilot training facilities and warehouse and commissary facilities.

         We are studying a proposal for an approximately 128,000 sq. ft. new flight training center to accommodate AWA's pilot and flight attendant training, to be located in the Phoenix metropolitan area. We expect to make an announcement regarding that project later in 1999. If the project goes forward, we would expect it to be completed in 2001.

GOVERNMENT REGULATIONS

         The airline industry is highly regulated as more fully described below.

         DOT OVERSIGHT

         AWA operates under a certificate of public convenience and necessity issued by the DOT. Although regulation of domestic routes and fares was abolished by the Airline Deregulation Act of 1978, the DOT retains the authority to alter or amend AWA's certificate or to revoke that certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, domestic code share agreements, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

         Congress is currently considering various proposals that would impose new consumer protection requirements on airlines. These proposals include, e.g., disclosure to passengers when a flight is overbooked, payment to passengers on an aircraft for excessive departure or arrival delay, prohibition on the issuance of non-refundable tickets and increased compensation for denied boarding and for lost or damaged baggage. As a result of competitive pressures AWA and other airlines would be limited in their ability to pass costs associated with compliance with such laws to passengers. We cannot forecast the cost impact of such measures if enacted.

         FAA FUNDING

         In 1997 new aviation taxes were imposed through September 30, 2007 to provide funding for the Federal Aviation Administration ("FAA"). Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9%, declining to 7.5% by 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2003; and an increase in taxes imposed on international travel that will be from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also includes a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

         In December 1997, the National Civil Aviation Review Commission (the "NCARC") completed its Report to Congress on FAA funding and recommended implementation of a cost based user fee system for air carriers. Congress is presently considering the recommendations of the NCARC, which may result in enactment of a new funding mechanism. The Company cannot currently estimate the effect the new combination of ticket and segment taxes, or any change in those taxes as recommended by the NCARC, will have on its operating results. There can be no assurance that the new taxes or such changes will not have a material adverse effect on the Company's financial condition and results of operations.

         FUEL TAX

         In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. The Company's annual operating expenses increased by approximately $16.6 million for 1998 because of such fuel tax increases. Total fuel taxes paid by the Company in 1998 were $24.5 million.

         PASSENGER FACILITY CHARGES

         During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $3.00 per enplanement, and to no more than $12.00 per round trip. Congress is currently considering the reauthorization of airport funding programs, which could include an increase in the current PFC cap. As a result of competitive pressure, AWA and other airlines have been limited in their ability to pass on the cost of the PFCs to passengers through fare increases.

         SLOT RESTRICTIONS

         At New York City's John F. Kennedy Airport and LaGuardia Airport, Chicago's O'Hare International Airport and Ronald Reagan Washington National Airport, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including AWA, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for non-use and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot which would revert to the FAA and be reassigned through a lottery arrangement.

         Congress is considering legislation that may increase the availability of slots at all four High Density Airports. Should congressionally mandated slots become available, AWA would apply for such slots to increase its services at O'Hare, LaGuardia and National airports.

         AWA currently utilizes two slots at Kennedy Airport, four slots at LaGuardia Airport, 12 slots at O'Hare Airport and six slots at National Airport during the restricted periods. AWA utilizes these slots more than the requisite 80% use rate. Four of the slots at National Airport are subject to expiration in December 1999, and AWA intends to file a timely application for renewal. Approval of such application is discretionary by the FAA. In 1998 AWA was granted eight special exemption slots at O'Hare by the Secretary of Transportation for service between O'Hare and Phoenix and AWA has used these slots to increase service to O'Hare.

         PERIMETER RULE AT WASHINGTON'S RONALD REAGAN NATIONAL AIRPORT

         There is a federal prohibition on flights exceeding 1,250 miles operating from or to National Airport. This "perimeter rule" results in AWA being the only major airline that is unable to fly non-stop to and from National Airport and its principal hubs. Congress is considering legislation which would authorize the DOT to grant exceptions to the 1,250 mile perimeter rule for up to 12 flights per day. If such legislation is enacted, AWA intends to apply for the right to provide four Phoenix- National Airport trips and two Las Vegas-National Airport trips daily.

         NOISE ABATEMENT AND OTHER RESTRICTIONS

         The Airport Noise and Capacity Act of 1990 provides, with certain exceptions, that after December 31, 1999, no person may operate certain large civilian turbo-jet aircraft in the United States that do not comply with Stage III noise levels, which is the FAA designation for the quietest commercial jets. These regulations require carriers to phase out their noisier jets or equip them with hush kits to comply with noise abatement regulations. At December 31, 1998, AWA's fleet consisted of 111 aircraft, all of which meet Stage III noise reduction requirements except for 13 aircraft that meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to December 31, 1999. The Airline intends to install hush kits on a further nine aircraft and retire four aircraft at the end of 1999. The required capital expenditures for such modifications are currently estimated to be approximately $1 million per aircraft.

         Numerous airports served by AWA, including those at Boston, Burbank, Denver, Long Beach, Los Angeles, Minneapolis-St. Paul, New York City, Orange County, San Diego, San Francisco, San Jose and Washington, D.C., have imposed restrictions such as curfews, limits on aircraft noise levels, mandatory flight paths, runway restrictions and limits on the number of average daily departures, which limit the ability of air carriers to provide service to or increase service at such airports. AWA's Boeing 757-200s, Boeing 737-300s and Airbus A319s and A320s all comply with the current noise abatement requirements of the airports listed above.

         AIRCRAFT MAINTENANCE AND OPERATIONS

         AWA is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires AWA to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause. In addition, a combination of FAA and Occupational Safety and Health Administration regulations on both federal and state levels apply to all of AWA's ground-based operations. On July 15, 1998, AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA did not admit any wrongdoing, has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. An additional civil penalty of $2.5 million will be forgiven upon implementation of the terms of the agreement.

         AWA is also subject to the jurisdiction of the Department of Defense with respect to its voluntary participation in their Commercial Passenger Airlift program administered by the Air Force's Air Mobility Command. In October 1998 AWA successfully completed its biannual safety survey conducted by the Air Mobility Command.

         AGING AIRCRAFT MAINTENANCE

         The FAA issued several Airworthiness Directives ("ADs") in 1990 mandating changes to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation's aircraft fleet remains airworthy and require structural modifications to or inspections of those aircraft. All of AWA's currently affected aircraft are in compliance with the aging aircraft mandates. AWA constantly monitors its fleet of aircraft to ensure safety levels that meet or exceed those mandated by the FAA and the DOT.

         ADDITIONAL SECURITY AND SAFETY MEASURES

         In 1996 and 1997 the President's Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the FAA adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry-on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb-sniffing dogs, certification of screening companies, aggressive testing of existing security systems, expansion of aging aircraft inspections to include non-structural components, development of objective methods for carriers to monitor and improve their own level of safety and installation of new ground proximity warning systems on all commercial aircraft. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

         ENVIRONMENTAL MATTERS

         The Company is subject to regulation under major environmental laws administered by federal, state and local agencies, including laws governing air, water and waste discharge activities. While the Company strives to comply with environmental laws and regulations, the Company has incurred and may incur costs to comply with applicable environmental laws, including soil and groundwater cleanup and other related response costs. We believe, however, that under current environmental laws and regulations these costs would not have a material adverse effect on the Company's financial condition and results of operations.

         The Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as Superfund, and comparable state laws impose liability without regard to fault on certain classes of persons that may have contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility and persons that disposed or arranged for the disposal of hazardous substances. Many airports in the United States, including Phoenix Sky Harbor International Airport, are the subject of Superfund investigations or state implemented groundwater investigations. AWA occupies facilities at some of these affected airports and is a member of a fuel handling consortium, which has experienced a fuel leak into ground water at Phoenix Sky Harbor International Airport. The Company does not believe that its operations have been included within the ambit of any of these investigations and does not believe that its expenses associated with the fuel leak at Phoenix Sky Harbor International Airport will be material.

         The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and we expect that the costs of compliance will continue to increase.

RISK FACTORS

         COMPETITION AND INDUSTRY CONDITIONS

         The airline industry is highly competitive and industry earnings are typically volatile. From 1990 to 1992, the airline industry experienced unprecedented losses due to high fuel costs, general economic conditions, intense price competition and other factors. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services.

         The airline industry is susceptible to price discounting, which occurs when a carrier offers discounts or promotional fares to passengers. Discounted fares offered by one carrier are normally matched by competing carriers, which may have the effect of lowering the profit per passenger but not necessarily increasing the number of passengers who fly. In addition, in recent years several new carriers have entered the airline industry, and many of them have low-cost structures. In some cases, these new carriers have initiated or triggered price discounting. The entry of additional new carriers in many of the Airline's markets, as well as increased competition from or the introduction of new services by existing carriers, could have a material adverse effect on the Company's business, financial condition and operating results.

         Most of AWA's markets are highly competitive and are served by larger carriers with substantially greater financial resources than the Airline's. At AWA's Phoenix and Las Vegas hubs, the Airline's principal competitor is Southwest Airlines. A number of larger competitors have proprietary reservation systems, which gives them certain competitive advantages.

         The air travel business historically fluctuates in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to unforeseen events that result in declines in air travel, including:

         -        political instability
         -        regional hostilities
         -        recession
         -        fuel price escalation
         -        inflation
         -        adverse weather conditions
         -        labor instability
         -        regulatory oversight

         If travel on the routes that the Airline serves decreases or if competition increases between carriers, the Company's business, financial condition and operating results could be materially adversely affected.

         TLC's business is also highly competitive. TLC competes with wholesalers and tour operators, some of which have substantially greater financial and other resources than TLC.

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

         THE COMPANY'S ABILITY TO BORROW FUNDS IN THE FUTURE

         As of December 31, 1998, the Company owed approximately $208 million of long-term debt (less current maturities). Much of this debt is secured by a large portion of the Company's assets, leaving a limited number of assets to use to obtain additional financing which may be needed if the Company encounters adverse industry conditions or a prolonged economic recession in the future.

         In addition, as of December 31, 1998, the Airline had firm commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA") to purchase a total of 28 Airbus aircraft with thirteen to be delivered in 1999. AWA also has an option to purchase 50 more Airbus aircraft of which 10 are subject to reconfirmation by AWA. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion, based on a 3.5 percent annual price escalation. We have arranged for financing from AVSA and other sources for more than two-thirds of these commitments, but will have to look to outside sources to finance the remaining commitments. We cannot guarantee that the Airline will be able to obtain enough capital to finance the remainder of the aircraft, and if the Airline defaults on commitments to purchase aircraft, the Company's business, financial condition and operating results could be materially adversely affected.

         LABOR RELATIONS

         In the recent past, labor unions have made several attempts to organize AWA's employees, and we expect that these efforts will continue. Certain groups of AWA's employees have chosen to be represented by a union. We cannot predict which, if any, other groups of employees may seek union representation or the Company's ability to negotiate or the terms of the outcome of collective bargaining agreements that will be negotiated in the future. If we are unable to negotiate acceptable collective bargaining agreements, the Airline might face union-initiated work actions, including strikes. Depending on the type and duration of work action endured the Company's business, financial condition and operating results could be materially adversely affected.

         CONTROL BY CERTAIN PRINCIPAL STOCKHOLDERS

         Currently, three stockholders collectively control more than 50% of the total voting power of the Company. These stockholders, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. are all controlled by the same company, TPG Advisors, Inc. We cannot guarantee that the controlling stockholders identified above will not try to influence the Company's business in a way that would favor their own personal interests to the detriment of the interests of other stockholders.

         FLUCTUATIONS IN FUEL COSTS

         Fuel is an important raw material used in the Airline's business, accounting for approximately 11% of total operating expenses in 1998. With the Airline's current level of fuel consumption, if jet fuel prices increase by one cent per gallon, the Company's annual operating results will decrease by $4.4 million for 1999. Among the unpredictable events that could effect the price and supply of jet fuel in the future are:

         -        geopolitical developments
         -        regional production patterns
         -        environmental concerns

         In 1996, we implemented a fuel "hedging" program to manage the possible effect that fluctuating jet fuel prices could have on the Airline's business. The program primarily addresses the Airline's exposure to fuel requirements on the East Coast. West Coast jet fuel prices, however, tend to be more volatile than jet fuel prices in other areas of the United States and because AWA primarily serves the Western United States, the Airline purchases a substantially larger portion of its jet fuel requirements on the West Coast compared to its larger competitors.

         Accordingly, if the price of jet fuel increases substantially or the supply of jet fuel is inadequate in the future and we have not implemented adequate protection measures, the Company's business, financial condition and operating results could be materially adversely affected.

         AVIATION TICKET TAXES

         On August 5, 1997 President Clinton signed a new aviation ticket tax into law that is scheduled to remain in effect though September 30, 2007. As a result of the competitive environment in the passenger airline industry, we have been limited in our ability to pass on the additional costs of these taxes to passengers through fare increases.

         SECURITY AND SAFETY MEASURES

         Congress has adopted increased safety measures designed to increase airline passenger security and protect against terrorist acts. Implementing these measures has increased operating costs for the airline industry as a whole. A report from Congress' Aviation Safety Commission recommends that airlines implement additional measures to improve the safety and security of air travel. We cannot predict which additional measures Congress will impose or the impact that implementing those measures will have on the Airline's costs or revenue, but it is possible that the impact could be significant.

         OTHER REGULATORY MATTERS

         The airline industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that would impose additional requirements and restrictions on airline operations. Depending on which and how many of these laws and regulations are enacted, the cost of operating an airline could increase significantly. We cannot predict what laws and regulations will be adopted or the changes and increased expense that they could cause. Accordingly, future legislative and regulatory acts could have a materially adverse effect on the Company's business, financial conditions or operating results.

         SUBSTANTIAL RESTRICTIONS IMPOSED AND PROMISES MADE IN CONNECTION WITH CURRENT LOAN AGREEMENTS AND DEBT INSTRUMENTS

         The Company has borrowed money pursuant to certain loan agreements and debt instruments with significant operating and financial restrictions. These agreements and instruments contain terms that may significantly restrict or prohibit our ability to take certain actions, including our ability:

         -        to repay certain debts before they come due
         -        to sell assets
         -        to participate in certain mergers and acquisitions
         -        to conduct future financings
         -        to make needed capital expenditures
         - to implement certain measures that would better enable the Company to withstand future downturns in the airline industry or the economy in general

         In addition, several of these borrowing arrangements require the Company to satisfy certain benchmarks in respect of its financial position.

         The Company is currently in compliance with the restrictions and requirements referred to above, but any default would allow the Company's lenders to require repayment of the full amount of money borrowed, plus accrued and unpaid interest. If this were to occur, we cannot guarantee that the Company would have or be able to raise the funds needed to repay these debts.

         Finally, the Company may be obligated to offer to purchase certain amounts of the debts referred to above. Such obligations would arise if certain changes occur with respect to who controls the Company, or if the Company disposes of certain assets.

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

         The Company believes that its Year 2000 Project will be completed prior to any currently anticipated significant impact on the Company arising from the Year 2000 issue. The Project is divided into three main sections, including information technology ("IT") systems, embedded systems and third party compliance. The five phases of the IT and embedded systems sections include inventory, assessment, renovation, user testing and implementation. The inventory and assessment phases of the IT systems are substantially completed and the remaining phases of the IT systems are expected to be completed in the second quarter of 1999. The inventory phase of the embedded systems is substantially completed and the remaining phases are underway and are expected to be completed during the second and third quarters of 1999.

         The Company currently estimates that the total cost of its Year 2000 Project will be approximately $40 million, which will be funded from operating cash flows. These costs exclude approximately $7 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course of business regardless of the Year 2000 issue. As of December 31, 1998, the Company had incurred approximately $13 million of non-capital expenditures in connection with the Year 2000 Project. The Company expects that approximately $30 million of the costs have been or will be expensed as incurred and the Company has had or will have approximately $10 million of capital expenditures.

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

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. While difficult to predict, we speculate that the most reasonably likely worst case Year 2000 scenario will result from the failure of third parties, including operators of airports and air traffic control systems, to resolve their Year 2000 compliance issue. The Company has initiated communications with such parties and significant suppliers and vendors with which the Company's systems interface and upon which the Company's business depends in an effort to reduce the adverse impact of the Year 2000 issue. There can be no assurance, however, that the systems of such third parties will be modified on a timely basis and such failure may have a material adverse effect on the Company's financial condition and results of operations.

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

         VOLATILITY OF STOCK PRICE

         The stock market has experienced significant price and volume fluctuations that have affected the market prices of equity securities of companies in the airline industry and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Class B Common Stock of Holdings (the "Class B Common Stock") and Warrants to purchase Class B Common Stock (the "Warrants"). In addition, the market price of the Company's Class B Common Stock and Warrants is volatile and subject to fluctuations in response to quarterly variations in operating results, announcements of new services by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the Company's control. See "Item 5. Market for Registrants' Common Equity and Related Stockholder Matters."

ITEM 2.   PROPERTIES

         For a description of the Company's properties, see Item 1 of Part I of this Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

         Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief which, if granted, would require significant expenditures.

         Holdings, its directors and certain of its stockholders have been named as defendants in lawsuits filed on behalf of Holdings' stockholders alleging various breaches of fiduciary duties in connection with the Board of Directors' response to unsolicited expressions of interest proposing potential acquisition of Holdings or similar transactions. In addition, the Company, Holdings and certain of Holdings' stockholders, executive officers and directors have been named as defendants in lawsuits alleging violations of the Securities Exchange Act of 1934, as amended, in connection with Holdings' public disclosures and certain activity in Holdings' stock during 1997 and 1998. The Company denies and is vigorously defending the claims set forth in these complaints. While the outcome of such lawsuits cannot be predicted with certainty, we currently expect that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Company's business, financial condition and results of operation.

         Holdings and AWA are named defendants in a number of additional lawsuits and proceedings arising in the ordinary course of business. While the outcome of the contingencies, lawsuits or other proceedings cannot be predicted with certainty, we currently expect that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition and results of operations of the Company.

         AWA leases six aircraft which may be subject to a claim in an unspecified amount as a result of the Internal Revenue Service potentially disallowing investment tax credits and accelerated depreciation claimed by the lessor of such aircraft. Under the terms of indemnity agreements, if such tax benefits were fully or partially disallowed, AWA's monthly payment obligation under the agreements could be increased by up to approximately $15,000 per aircraft (approximately $1,080,000 per year for all six aircraft) for the period from 1991 to 2013. The payment increase applicable to periods prior to the determination of an indemnity obligation would be payable monthly over a 24-month period, with interest calculated at a specified prime rate. We are unable to predict whether the Internal Revenue Service will prevail in matters asserted against the lessor and, consequently, whether AWA will incur any liability in connection with such claims or the amount of any such liability, if incurred. Based on information and relevant documents available to the Company, however, we currently believe that it is unlikely that the disposition of these matters will have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information respecting the names, ages as of March 27, 1999, positions and offices with the Company of the executive officers of the Company.

         WILLIAM A. FRANKE, AGE 61. Chairman of the Board and Chief Executive Officer of Holdings; Chairman of the Board of AWA. Mr. Franke was named Chairman of the Board of Directors of AWA in September 1992. From January 1, 1994 to February 4, 1997, Mr. Franke served as AWA's Chief Executive Officer and from May 23, 1996 to February 4, 1997, he served as AWA's President. Mr. Franke has served in his present capacities with Holdings since January 1, 1997. In addition to his responsibilities at the Company, Mr. Franke serves as president of Franke & Company, Inc., a financial services company he has owned since May 1987 and as a managing partner of Newbridge Latin America L.P., a private equity fund. Mr. Franke serves as a director of Phelps Dodge Corp., Central Newspapers Inc., the Air Transport Association of America, Beringer Wine Estates, Inc., Mtel Latin America, Inc., Alpargatas S.A.I.C. and AerFi Group plc.

         RICHARD R. GOODMANSON, AGE 51. President and Director of Holdings; President, Chief Executive Officer and Director of AWA. Mr. Goodmanson joined AWA as Executive Vice President and Chief Operating Officer in June 1996 and became a member of the Company's Board of Directors effective on October 15, 1996. On February 4, 1997, Mr. Goodmanson was elected President of Holdings and President and Chief Executive Officer of AWA. From 1992 until 1996, Mr. Goodmanson served as Senior Vice President of Operations at Frito-Lay, Inc. From 1980 until 1992, Mr. Goodmanson was a principal at the consulting firm of McKinsey and Company, Inc.

         JOHN R. GAREL, AGE 40. President and Chief Executive Officer of The Leisure Company. Mr. Garel joined AWA in April 1995 as Senior Vice President - Marketing and Sales and was elected to his current position in July 1997. From 1993 until early 1995, Mr. Garel was the Chief Executive Officer of Cadmus Journal Services, a division of Cadmus Communications. From 1990 until 1992, Mr. Garel served as Vice President, Financial Planning and Analysis of Northwest Airlines and, thereafter, as Vice President, Market Development and Area Marketing. Prior to that, Mr. Garel worked for American Airlines in several management capacities.

         RONALD A. ARAMINI, AGE 53. Senior Vice President - Operations of AWA. Mr. Aramini joined AWA in September 1996. From October 1993 until September 1996, Mr. Aramini served as President and Chief Executive Officer of Allegheny Airlines, a Pennsylvania-based regional airline subsidiary of US Air Group, Inc. Before that, he served for three years at Air Wisconsin, including in positions as Vice President - Operations, Senior Vice President - Operations and President and Chief Executive Officer. Prior to his position at Air Wisconsin, Mr. Aramini served in various positions at Continental Airlines.

         BERNARD L. HAN, AGE 34. Senior Vice President - Planning of AWA. Mr. Han joined AWA in January 1996 as Vice President - Financial Planning and Analysis and was elected to his current position in May 1998. From 1991 through 1995, Mr. Han held management positions at Northwest Airlines in financial planning, yield management, fleet planning and corporate finance. Prior to that, Mr. Han worked for American Airlines in several financial management positions.

         C.A. HOWLETT, AGE 55. Senior Vice President - Public Affairs of AWA and Holdings. Mr. Howlett joined AWA as Vice President - Public Affairs in
January 1995. On January 1, 1997, he was appointed Vice President - Public Affairs of Holdings. He was elected to his present positions in February 1999. Prior to 1995, Mr. Howlett maintained a government relations practice as a principal at the law firm of Lewis and Roca in Phoenix. Mr. Howlett's prior work experience included senior positions with Salt River Project, the City of Phoenix and The White House where he served as special assistant to President Ronald Reagan for intergovernmental affairs.

         BRUCE A. JOHNSON, AGE 42. Senior Vice President - Human Resources of AWA. Mr. Johnson joined AWA in July 1997. From 1993 until July 1997, Mr. Johnson worked in a variety of capacities for Ryder Systems, including Vice President of Human Resources. Prior to 1993, Mr. Johnson's work experience included senior level human resource positions with IBM, SEQUA Corp., Frito-Lay and I.T.T.

         STEPHEN L. JOHNSON, AGE 42. Senior Vice President - Corporate Affairs of AWA and Holdings. Mr. Johnson joined the Company in February 1995 as Vice President - Legal Affairs. In December 1995, Mr. Johnson was elected to the position of Senior Vice President - Legal Affairs and in December 1997 was elected to his current positions. From 1993 to 1994, Mr. Johnson served as Senior Vice President and General Counsel to GE Capital Aviation Services Limited. From 1989 to 1993, Mr. Johnson was employed by GPA Group plc, from 1991 to 1993 as Senior Vice President and General Counsel to GPA's Leasing Division. Prior to joining GPA, Mr. Johnson was engaged in the private practice of law.

         EVON L. JONES, AGE 34. Senior Vice President and Chief Information Officer of Holdings and AWA. Mr. Jones joined the Company in November 1998. From 1995 until 1998, Mr. Jones served as Vice President - Global Financial Technologies of American Express Company. From 1994 until 1995, he was employed as an information technologies manager for Salomon Brothers. Prior to that, he served as Assistant Vice President - Derivative Technologies for Lehman Brothers.

         W. DOUGLAS PARKER, AGE 37. Senior Vice President and Chief Financial Officer of AWA and Holdings. Mr. Parker joined the Company in June 1995 as Chief Financial Officer. In July 1997, Mr. Parker's responsibilities were expanded to include oversight of AWA's schedule planning, pricing and yield management. From 1991 through June of 1995, Mr. Parker worked at Northwest Airlines, most recently as Vice President - Assistant Treasurer and Vice President - Financial Planning and Analysis. From 1986 through 1991, Mr. Parker served in various financial management positions at American Airlines.

         JACK RICHARDS, AGE 45. Chief Operating Officer of TLC. Mr. Richards joined the Company in April 1999, succeeding Mr. Short. From 1992 through
1998, Mr. Richards served as President and Chief Operating Officer of Adventure Tours USA. Prior to that, Mr. Richards held several management positions with American Trans Air, the last being Vice President Tour Operations.

         KEVIN P. SHORT, AGE 40. Chief Operating Officer of TLC. Mr. Short joined AWA in August 1996 as Vice President - Revenue Management. He joined TLC and was elected to his current position in June 1998. Prior to joining the Company, Mr. Short held various management positions with American Airlines, including one having general management responsibility for that Company's vacation packaging division. Mr. Short has announced his intention to leave TLC not later than June 1999 and will be succeeded by Mr. Richards.

         MICHAEL A. SMITH, AGE 45. Senior Vice President - Marketing and Sales of AWA. Mr. Smith joined AWA in November 1997. From 1977 through 1997, Mr. Smith served in various management positions with American Airlines, the last being managing director - European sales and marketing.

         MICHAEL R. CARREON, AGE 45. Vice President and Controller of AWA. Mr. Carreon joined AWA in December 1994 as Senior Director - Corporate Audit and in January 1996 was elected to his current position. From 1986 to 1994, Mr. Carreon held accounting and audit-related management positions at United Airlines. From 1981 through 1986, he served in the Audit Services Practice of Arthur Andersen & Co. in Chicago.

         KATHLEEN M. DOYLE, AGE 40. Vice President and General Counsel of AWA. Ms. Doyle joined AWA as Senior Director - Legal Affairs in September 1995 and was elected to her current position in December 1997. Prior to joining the Company, Ms. Doyle was engaged in the private practice of law, from 1989 to 1993 with the English law firm Freshfields (where she qualified as an English solicitor) and, prior to that, in the United States.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Effective midnight December 31, 1996, AWA became a direct wholly owned subsidiary of Holdings. Each share of Class A Common Stock of AWA was exchanged for one share of Class A Common Stock of Holdings and each share of Class B Common Stock of AWA was exchanged for one share of Class B Common Stock of Holdings. As a result, Holdings became the successor issuer to AWA of the Class A and Class B Common Stock. Also, each Warrant, which previously entitled holders to purchase from AWA one share of Class B Common Stock of AWA, now entitles the holders to purchase from AWA one share of Class B Common Stock of Holdings. The Class A Common Stock of Holdings, par value $.01 per share (the "Class A Common Stock"), is not publicly traded. The Class B Common Stock, par value $.01 per share, and Warrants have been traded on the New York Stock Exchange under the symbol "AWA" and "AWAws," respectively, since August 26, 1994.

          The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock and the Warrants as reported on the New York Stock Exchange.

                                                                          CLASS B
                                                                        COMMON STOCK              WARRANTS
                                                                        ------------         ----------------
                                                                      HIGH          LOW       HIGH        LOW
                                                                      ----          ---       ----        ---
Year Ended December 31, 1998
 First Quarter...............................................         27 1/2       17 3/4    15 9/16     7 3/16
 Second Quarter..............................................         31 5/16      25 1/2    19 1/8     13 3/4
 Third Quarter...............................................         30 3/8       12 5/16   18 3/16     3 1/2
 Fourth Quarter..............................................         17 11/16      9 9/16    7 7/8      3

Year Ended December 31, 1997
 First Quarter...............................................         16 7/8       13 3/8     8 3/8      6 1/4
 Second Quarter..............................................         16 1/2       14 3/8     7 5/8      4 5/8
 Third Quarter...............................................         16           12         6          3 3/4
 Fourth Quarter..............................................         18 15/16     13 1/2     7 11/16    4 1/2

          As of December 31, 1998, there were four record holders of Class A Common Stock, approximately 11,832 record holders of Class B Common Stock and approximately 10,918 record holders of Warrants.

          Holdings has not paid cash dividends in any of the last three fiscal years and does not anticipate paying cash dividends in the foreseeable future. We expect that the Company will retain all available earnings generated by its operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Certain debt instruments of the Company restrict the Company's ability to pay cash dividends on its Common Stock and make certain other restricted payments (as defined therein). Under these restrictions, as of December 31, 1998, the Company's ability to pay dividends, together with any other restricted payments, would be limited to an aggregate of $148 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

          In September 1995 the Company adopted a stock repurchase program. The program was amended in December 1995, August 1997 and August 1998. During 1995 through 1998, the Company purchased approximately 7.5 million shares of Class
B Common Stock and 7.0 million Warrants. As of December 31,

1998, the program authorized the Company to purchase approximately 5.0 million shares of issued and outstanding Class B Common Stock and all of the remaining
3.3 million Warrants.

         AWA has 1,000 shares of Common Stock outstanding, all of which are owned by Holdings. There is no established public trading market for AWA's Common Stock. AWA's ability to pay cash dividends on its Common Stock is restricted by the debt instruments and in the manner described above.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated data presented below under the captions "Consolidated Statements of Income Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 1998, 1997, 1996 and 1995 and the period August 26 through December 31, 1994, and the period January 1 through August 25, 1994 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The selected consolidated data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the independent auditors' report. The independent auditors' report as of and for the years ended December 31, 1996, 1995 and the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994 contains an explanatory paragraph that states the consolidated financial statements of the Company upon its emergence from bankruptcy reorganization in 1994 ("Reorganized Company") reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a different basis than those of the predecessor company and, therefore, are not comparable in all respects.


                                                            REORGANIZED COMPANY                      PREDECESSOR  COMPANY
                                                            -------------------                      -----------  -------
                                                                                                   AUGUST 26 TO   JANUARY 1 TO
                                                           YEAR ENDED DECEMBER 31,                 DECEMBER 31,    AUGUST 25,
                                          1998            1997            1996            1995        1994           1994
                                          ----            ----            ----            ----        ----           ----
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
   INCOME DATA:
Operating revenues ..............   $ 2,023,284    $ 1,874,956     $ 1,739,526     $ 1,550,642    $   469,766    $   939,028
Operating expenses ..............     1,814,221      1,713,130       1,670,860       1,395,910        430,895        831,522
Operating income ................       209,063        161,826          68,666         154,732         38,871        107,506
Income (loss) before income taxes
   and extraordinary items (a)  .       194,346        140,001          34,493         108,378         19,736       (201,209)
Income taxes ....................        85,775         65,031          24,883          53,608         11,890          2,059
Income (loss) before
   extraordinary items ..........       108,571         74,970           9,610          54,770          7,846       (203,268)
Extraordinary gain (loss) (b) ...          --             --            (1,105)           (984)          --          257,660
Net income ......................       108,571         74,970           8,505          53,786          7,846         54,392
Earnings per share: (c)
    Basic:
       Before extraordinary items          2.58           1.68             .21            1.21            .17           n.m.
       Extraordinary items (b)  .          --             --              (.02)           (.02)          --             n.m.
       Net income ...............          2.58           1.68             .19            1.19            .17           n.m.
    Diluted:
       Before extraordinary items          2.40           1.63             .20            1.18            .17           n.m.
       Extraordinary items (b)  .          --             --              (.02)           (.02)          --             n.m.
       Net income ...............          2.40           1.63             .18            1.16            .17           n.m.
Shares used for computation
    Basic .......................        42,102         44,529          44,932          45,158         45,128           n.m.
    Diluted .....................        45,208         46,071          47,733          46,327         45,183           n.m.
CONSOLIDATED BALANCE SHEET DATA
   (AT END OF PERIOD):
Total assets ....................   $ 1,525,030    $ 1,546,791     $ 1,597,650     $ 1,588,709    $ 1,545,092    $      --
Long-term debt, less current
   maturities ...................       207,906        272,760         330,148         373,964        465,598           --
Total stockholders' equity ......       669,458        683,570         622,753         649,472        595,446           --

   (a) Includes net expense incurred by the predecessor company in connection with its reorganization of $273.7 million for the period January 1 through August 25, 1994.

   (b) Includes (i) an extraordinary loss of $1.1 million in 1996 resulting from the partial prepayment of its 10 3/4% Senior Unsecured Notes; (ii) an extraordinary loss of $984,000 in 1995 resulting from the exchange of debt by the Company; and (iii) an extraordinary gain of $257.7 million in 1994 resulting from the discharge of indebtedness pursuant to the consummation of its plan of reorganization.

   (c) Historical per share data for the predecessor company is not meaningful because the Company has been recapitalized and has adopted fresh start reporting as of August 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings became the holding company for AWA effective midnight, December 31, 1996. In January 1998, TLC a subsidiary of Holdings' began operations as a new leisure travel company to develop and grow the Company's vacation package tour business. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC. Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the consolidated financial statements of Holdings presented in Item 8A. Financial statements for AWA, Holdings' wholly owned subsidiary, are presented in Item 8B.

1998 IN REVIEW

Record Financial Results

         In 1998 Holdings earned $108.6 million in consolidated net income, a 45% increase above the previous record year in 1997. Diluted earnings per share for the year were $2.40.

         The Company's EBITDAR (operating income before depreciation, amortization, rent and non-recurring charges) margin for 1998 was 30%, the highest of all major domestic airlines. The Company believes that EBITDAR margin, which is a non-GAAP measurement, is the best measure of relative airline operating performance. EBITDAR measures operating performance before depreciation and aircraft rentals. By excluding both rentals and depreciation, differences in the method of financing aircraft acquisitions are eliminated. Cash earnings are distorted by differences in financing aircraft as depreciation attributable to owned aircraft (including those acquired through finance leases) is added back to cash earnings while operating lease rentals are deducted. Operating profit is also flawed as a basis of comparison because both the depreciation and interest element of aircraft acquisitions are included in operating profit for aircraft acquired through operating leases. 1998 marks the fourth consecutive year the Company has led major domestic airlines in EBITDAR margin.

         While excluded from EBITDAR margin, depreciation, amortization and rent are components of operating expense which are significant in understanding and assessing the Company's financial performance. In addition, the Company's use of EBITDAR margin may not be comparable to similarly titled measures presented by other companies.

Improved Revenue Performance

         Total operating revenues increased 5.0% to $2.0 billion in 1998 from the Company's previous record of $1.9 billion in 1997. On a year-over-year comparative basis, passenger revenue per available seat mile ("RASM") increased 2.1% to 7.65 cents in 1998. RASM for the other major domestic airlines decreased 0.4%. AWA's RASM improvement occurred despite a 5.5% increase in aircraft stage length due to additional flying in long-haul business markets and the lapse of a federal transportation excise tax for the period January 1 to March 6, 1997. Factors contributing to these 1998 gains included continued upgrading of the Company's revenue management process, improved airline scheduling systems which allowed the Company to optimize its scheduled flight times starting in the 1998 third quarter and a rational industry pricing environment.

Low Unit Costs

         The Company has maintained its strategic cost advantage versus other major domestic airlines. In 1998, the Company's operating cost per available seat mile ("CASM") was 7.29 cents, a 0.5% decrease when compared with 1997. This was approximately 25% less than the average CASM of the other major domestic airlines which increased by 0.2%. The Company has achieved this low cost structure primarily through employee productivity, favorable labor costs per ASM and industry-leading aircraft utilization.

Debt Reduction/Equity Purchases

         Cash flows provided by operating activities in 1998 were used to reduce debt and repurchase equity:

- Total long-term debt (including current maturities) was reduced from $327 million at December 31, 1997 to $288 million at December 31, 1998, a reduction of 12%. Over the last four years, the Company has reduced total debt by approximately $243 million or 46%.

- In August 1998, the Company's Board of Directors approved the extension of the Company's stock repurchase program through December 31, 1999. The program authorizes the repurchase of up to 5.0 million shares of Class B Common Stock and all of AWA's publicly traded warrants. In 1998 the Company purchased $132 million of equity as part of this program. Since the program's inception in 1995, the Company has repurchased $193 million of equity.

1999 FIRST QUARTER OUTLOOK

     The Company expects to report record results for the first quarter of 1999. This will mark the sixth consecutive quarter of record results. The Company forecasts first quarter 1999 diluted earnings per share will be approximately $0.60 per share, versus the previous record of $0.53 per diluted share in the 1998 first quarter. The financial results of AWA have benefited from a strong domestic economy, a stable pricing environment and improvements in its revenue management and operational reliability. Although AWA's revenues were negatively impacted in the first quarter by passengers booking flights on other airlines due to uncertainties surrounding negotiations with its flight attendants (see Other Information - "Labor Relations"), this negative, one-time impact was substantially offset by traffic gained due to the pilot unrest at American Airlines, Inc.


RESULTS OF OPERATIONS

         With commencement of TLC operations, Holdings 1998 operations consist of two distinct lines of business for financial reporting purposes. Management believes that a discussion of each of the business lines is appropriate to understand the Company's results of operations. Management also believes that an improved understanding of the Company's results can be gained by comparing the year ended December 31, 1998 to pro forma results for the years ended December 31, 1997 and 1996, respectively, which assume TLC had commenced operations as a subsidiary of Holdings on January 1, 1996. The unaudited pro forma statements of income presented herein have been prepared based upon certain pro forma adjustments to AWA's historical statements of income for the years ended December 31, 1997 and 1996. The 1997 and 1996 pro forma results are for information purposes only and are not necessarily indicative of what actually would have been achieved if TLC had functioned as a separate entity during such years. In addition, the pro forma information is not intended to be a projection of results that will be obtained in the future.

Summary

         Holdings earned record consolidated net income of $108.6 million in 1998, a 45% increase over 1997's previous record consolidated net income of $75.0 million. Diluted earnings per share for the year ended December 31, 1998 were a record $2.40 compared to $1.63 for the year ended December 31, 1997. Consolidated income tax expense for financial reporting purposes was $85.8 million in 1998 compared to $65.0 million in 1997.

         In 1996, the Company recognized net income of $8.5 million which included a pretax, nonrecurring special charge of $65.1 million (see Note 14, "Nonrecurring Special Charge" in Notes to Consolidated Financial Statements) and income tax expense for financial reporting purposes of $24.9 million. The Company also incurred an extraordinary charge in 1996 of $1.1 million, net of income tax benefit of $918,000, for the prepayment of $25 million of its $75 million 10-3/4% Senior Unsecured Notes. Diluted earnings per share for 1996 were $0.18. Excluding the nonrecurring special charge, the Company would have recorded net income of $48.7 million or diluted earnings per share of $1.02.


AWA

         The following discussion provides an analysis of AWA's results of operations and reasons for material changes therein for the years ended December 31, 1998, 1997 and 1996.

                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                                      Proforma
                                                                                                     (Unaudited)
                                                                                          ----------------------------------
                                                                                1998                1997               1996
                                                                                ----                ----               ----
Operating revenues:
     Passenger................................................            $1,858,551          $1,764,206         $1,637,762
     Cargo....................................................                45,551              51,699             46,519
     Other ...................................................                64,612              59,051             55,245
                                                                            --------            --------            -------
         Total operating revenues.............................             1,968,714           1,874,956          1,739,526
                                                                            --------            --------            -------
Operating expenses:
     Salaries and related costs...............................               448,049             410,292            378,860
     Aircraft rents...........................................               244,088             223,423            202,237
     Other rents and landing fees.............................               119,089             119,470            111,947
     Aircraft fuel............................................               194,360             243,423            233,522
     Agency commissions.......................................               117,483             143,900            126,506
     Aircraft maintenance materials and repairs...............               182,844             146,618            125,768
     Depreciation and amortization............................                49,026              48,158             52,383
     Amortization of reorganization value in excess of
         amounts allocable to identifiable assets.............                19,896              22,444             23,929
     Nonrecurring special charge..............................                    --                  --             65,098
     Other....................................................               396,033             367,380            363,868
                                                                            --------            --------            -------
         Total operating expenses.............................             1,770,868           1,725,108          1,684,118
                                                                            --------            --------            -------

Operating income..............................................               197,846             149,848             55,408
                                                                            --------            --------            -------
Nonoperating income (expenses):
     Interest income..........................................                20,682              17,432             12,861
     Interest expense, net....................................               (33,807)            (39,110)           (46,866)
     Gain (loss) on disposition of property and equipment.....                  (638)                 --              1,288
     Other, net...............................................                   474                (222)            (1,456)
                                                                            --------            --------            -------
         Total nonoperating expenses, net.....................               (13,289)            (21,900)           (34,173)
                                                                            --------            --------            -------
         Income before income taxes and extraordinary item....              $184,557            $127,948            $21,235
                                                                            ========            ========            =======

         The table below sets forth selected operating data for AWA.

                                                       Year Ended December 31,              Percent        Percent
                                                                                            Change         Change
                                                    1998          1997         1996        1998-1997      1997-1996
                                                    ----          ----         ----        ---------      ---------
Aircraft (end of period)...................          111             102          101          8.8            1.0
Average daily aircraft utilization (hours).         12.0            12.3         11.8         (2.4)           4.2
Available seat mile (in millions)..........       24,307          23,568       21,625          3.1            9.0
Block hours (in thousands).................          461             455          424          1.3            7.3
Average stage length (miles)...............          822             779          732          5.5            6.4
Average passenger journey (miles)..........        1,218           1,134        1,042          7.4            8.8
Revenue passenger mile (in millions).......       16,374          16,204       15,321          1.0            5.8
Load factor (percent)......................         67.4            68.8         70.9         (2.0)          (3.0)
Passenger enplanements (in thousands)......       17,792          18,331       18,178         (2.9)           0.8
Yield per revenue passenger mile (cents)...        11.35           10.89        10.69          4.2            1.9
Revenue per available seat mile:
     Passenger (cents).....................         7.65            7.49         7.57          2.1           (1.1)
     Total (cents).........................         8.10            7.96         8.04          1.8           (1.0)
Fuel consumption (gallons in millions).....          387             377          351          2.7            7.4
Fuel price (cents per gallon)..............         50.3            64.6         66.5        (22.1)          (2.9)
Average number of full-time equivalent
     employees (end of period).............       10,067           9,615        9,652          4.7           (0.4)

         The table below sets forth the major components of CASM for AWA for the applicable years. CASM for 1997 and 1996 is based on pro forma 1997 and 1996 operating expenses.

                                                                                             Percent       Percent
                                                             Year Ended December 31,          Change        Change
                                                                            Proforma
                                                                        -----------------
                                                          1998          1997         1996    1998-1997     1997-1996
                                                          ----          ----         ----    ---------     ---------
                                                                  (in cents)
Salaries and related costs.......................         1.84          1.74         1.75        5.9          (0.6)
Aircraft rents...................................         1.01           .95          .94        5.9           1.4
Other rents and landing fees.....................          .49           .51          .52       (3.4)         (2.1)
Aircraft fuel....................................          .80          1.03         1.08      (22.6)         (4.4)
Agency commissions...............................          .48           .61          .59      (20.8)          4.4
Aircraft maintenance materials and repairs.......          .75           .62          .58       20.9           7.0
Depreciation and amortization....................          .20           .20          .24       (1.3)        (15.6)
Amortization of reorganization values in excess.
     of amounts applicable to identifiable assets..        .08           .10          .11      (14.0)        (14.0)
Nonrecurring special charge......................           --            --          .30         --        (100.0)
Other............................................         1.64          1.56         1.68        5.2          (7.4)
                                                          ----          ----         ----
                                                          7.29          7.32         7.79       (0.5)         (6.0)
                                                          ====          ====         ====

1998 COMPARED WITH 1997

         For 1998, AWA realized record operating income of $197.8 million, a 32.0% increase over the previous record $149.8 million of operating income recognized in 1997. Income before income taxes for 1998 was also a record $184.6 million compared to $127.9 million in 1997.

         These record results were achieved despite a significant increase in canceled flights during the 1998 third quarter as contact negotiations with the airline's mechanics, represented by the International Brotherhood of Teamsters ("IBT"), continued. In late July 1998 AWA undertook an aggressive recovery plan to improve operational performance. Also, in October 1998 AWA entered into a five-year collective bargaining agreement with the IBT. As a result of these factors, AWA experienced a significant reduction in cancellations in the fourth quarter of 1998.

         Total operating revenues for 1998 were $2.0 billion. Passenger revenues were $1.9 billion in 1998, an increase of $94.3 million or 5.4% from 1997. RASM in 1998 increased 2.1% to 7.65 cents from 7.49 cents driven by a 4.2% increase in revenue per passenger mile ("yield"). The increase in RASM and yield occurred despite a 5.5% increase in aircraft stage length due to increased flying to long-haul business markets and the lapse of a federal transportation excise tax for the period January 1 to March 6, 1997. Capacity, as measured by available seat miles ("ASMs") increased 3.1% in 1998 as compared to 1997 while load factor (the percentage of available seats that are filled with revenue passengers) decreased by 1.4 points to 67.4%. Cargo and other revenues for 1998 ($110.2 million) were relatively flat when compared to 1997.

         Operating expenses in 1998 increased $45.8 million, or 2.7% year-over-year while ASMs increased 3.1% in 1998 as compared to 1997. As a result, CASM decreased 0.5% to 7.29 cents in 1998 from 7.32 cents in 1997. Significant changes in the components of operating expense per ASM are explained as follows:

         - Salaries and related costs per ASM increased 5.9% primarily due to a $11.5 million increase in the accrual for AWArd Pay resulting from higher operating income in 1998. In addition, longevity-related salary increases required by the collective bargaining agreement with the airline's pilots and increased training increased pilot salaries in 1998 by $9.5 million (8.1%) compared to 1997. Payroll expense for maintenance-related personnel also increased by $5.0 million (21.0%) in 1998 as a result of higher headcount to address unsatisfactory operational performance in the third and fourth quarters of 1998 and the IBT contract, which included higher wage rates and a $1.4 million signing bonus.

         - Aircraft rent expense per ASM increased 5.9% due primarily to the net addition of nine leased aircraft to the fleet during 1998 as compared to 1997.

         - Other rents and landing fees expense per ASM decreased 3.4% in 1998 due to the 3.1% increase in ASMs. An increase in airport rents of $2.5 million was substantially offset by lower landing fees ($1.6 million) as landings decreased by 3.2%.

         - Aircraft fuel expense per ASM decreased 22.6% due to a 22.1% decrease in the average price per gallon of fuel to 50.3 cents in 1998 from 64.6 cents in 1997.

         - Agency commissions expense per ASM decreased 20.8% as the cost reductions associated with the change in agency commission rate from 10% to 8% in October 1997 and the institution of the $50 commission cap implemented on May 1, 1998 more than offset the effects of higher passenger revenues in 1998.

         - Aircraft maintenance materials and repairs expense per ASM increased 20.9% primarily due to a $25.6 million increase in capitalized maintenance amortization expense for 1998 when compared to 1997 and higher airframe maintenance costs ($9.7 million).

         - Amortization of excess reorganization value expense per ASM decreased 14.0% as a result of the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized AWA.

         - Other operating expenses per ASM increased 5.2% to 1.64 cents from 1.56 cents primarily due to the effect in 1998 of non-salary related Year 2000 costs ($12.4 million) (see "Year 2000 Compliance Program and Risks" in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information), higher interrupted trip ($7.8 million) and crew accommodation ($4.6 million) expenses, the write-off of certain software applications ($4.5 million), and the $2.5 million FAA settlement (see "(d) FAA Settlement" in Note 12, "Commitments and Contingencies" in Notes to Consolidated Financial Statements). These increases were offset by reduced advertising costs ($10.4 million) and lower hull and traffic liability insurance rates ($5.1 million).

Net non-operating expenses decreased $8.6 million to $13.3 million in 1998 from $21.9 million in 1997 as net interest expense decreased $5.3 million in 1998 primarily due to lower average outstanding debt and interest income increased $3.3 million due to higher cash and cash equivalent balances.

1997 COMPARED WITH 1996

         In 1997, AWA realized operating income of $149.8 million. For 1996, AWA recognized operating income of $55.4 million which included a pretax, nonrecurring special charge of $65.1 million (see Note 14, "Nonrecurring Special Charge" in Notes to Consolidated Financial Statements). Excluding the nonrecurring special charge, AWA would have recorded operating income of $120.5 million in 1996. Income before income taxes and extraordinary item in 1997 was $127.9 million compared to $22.6 million in 1996.

         Total operating revenues were $1.9 billion in 1997 as compared to $1.7 billion in 1996. Passenger revenues for 1997 were $1.8 billion, an increase of 7.7% over the prior year. Cargo and other revenues increased 8.8% to $110.8 million in 1997.

         Capacity as measured by ASMs increased 9.0% in 1997 compared to 1996 as AWA continued its strategic growth plan. RPMs increased 5.8% in 1997 to 16.2 billion RPMs. Load factor for the 1997 period decreased 2.1 points to 68.8% as the capacity increase of 9.0% more than offset the 5.8% increase in RPMs. Yield increased 1.9%, and RASM decreased 1.1% in 1997 from 1996.

         In 1997 operating expenses increased $41.0 million or 2.4% when compared to 1996, which included a $65.1 million non-recurring special charge. Excluding the non-recurring special charge, operating expenses increased $106.1 million or 6.6% while ASMs increased 9.0% in 1997 as compared to 1996. Excluding the nonrecurring special charge, CASM decreased 2.3% in 1997 from 1996. Significant changes in the components of operating expense per available seat mile (excluding the nonrecurring special charge) are explained as follows:

         - Aircraft rents per ASM increased 1.4% primarily due to the net addition of one leased aircraft to the fleet in 1997 and higher rental rates for replacement aircraft.

         - Other rents and landing fees per ASM decreased 2.1% primarily due to the 9.0% increase in ASMs.

         - Aircraft fuel expense per ASM decreased 4.4% due to a 2.9% decrease in the average price per gallon of fuel (64.6 cents vs 66.5 cents) and the 9.0% increase in ASMs which was offset in part by a 7.4% increase in fuel consumption.

         - Agency commissions per ASM increased 4.4% primarily due to a higher mix of commissionable revenue.

         - Aircraft maintenance materials and repairs expense per ASM increased 7.0% or $20.8 million due primarily to an increase in capitalized maintenance cost which has increased capitalized maintenance amortization expense by $26.5 million in 1997 compared to 1996. The unamortized balance of capitalized maintenance grew to $122.9 million as of December 31, 1997, an increase of $20.4 million from December 31, 1996.

         - Depreciation and amortization expense per ASM decreased 15.6% primarily due to the 9.0% increase in ASMs and certain ramp equipment being depreciated to net realizable value in 1996.

         - Amortization of reorganization value in excess of identifiable assets expense per ASM decreased 14.0% primarily due to the 9.0% increase in ASMs and to the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized Company, including net operating loss carryforwards ("NOL"), amounting to $60 million in 1997 and $16.7 million in 1996.

         - Other operating expenses per ASM decreased 7.4% to 1.56 cents from 1.68 cents per ASM primarily due to the 9.0% increase in ASMs and a $6.4 million decline in interrupted trip expense due to improved airline operating performance.

         Net nonoperating expenses decreased $12.3 million to $21.9 million in 1997 from $34.2 million in 1996. The 35.9% decrease in cost resulted primarily from a net decrease in interest expense of $7.8 million due to reduced levels of debt, and a $5 million reversal of previously accrued interest related to the restructuring of the aircraft order with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA").

TLC

     The following discussion provides an analysis of TLC's operations and reasons for material changes therein.

                               THE LEISURE COMPANY
                              Statements of Income
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                                                    Proforma
                                                                                                   (Unaudited)
                                                                                           ---------------------------
                                                                           1998                1997               1996
                                                                           ----                ----               ----
Operating revenues............................................         $182,907            $210,762           $189,926
Cost of goods sold............................................          128,143             158,011            140,183
                                                                       --------            --------           --------
Net revenues..................................................           54,764              52,751             49,743

Total operating expenses......................................           39,486              40,026             36,485
                                                                       --------            --------           --------

Operating income..............................................           15,278              12,725             13,258

Nonoperating income (expense), net............................               75              (1,387)            (1,387)
                                                                       --------            --------           --------

Income before income taxes....................................          $15,353             $11,338            $11,871
                                                                        =======             =======            =======

1998 COMPARED WITH 1997

         TLC's income before taxes for 1998 was $15.4 million, up $4.0 million when compared to 1997 on a pro forma basis. Operating revenues fell $27.9 million due to AWA's improving yield profile, which resulted in less reliance on vacation package traffic and therefore lower volumes for TLC. This shortfall was offset by a reduction in cost of goods sold due to lower package volumes. Overall, net revenues increased by $2.0 million while total operating expenses were relatively unchanged in 1998 when compared to 1997.

1997 COMPARED WITH 1996

         TLC's pro forma income before income taxes for 1997 was $11.3 million, a decrease of $0.5 million when compared to 1996 on a pro forma basis. Operating revenues increased $20.8 million or 11% due to a 12% increase in revenue per passenger. Cost of goods sold over this same period increased 12.7% due primarily to higher air costs resulting from a change in AWA's wholesale air strategy and the unfavorable year-over-year effect of a 10% federal transportation excise tax. During 1997 the ticket tax was effective from March 7, through December 31, 1997. In 1996 the tax was in effect from August 20, through December 31, 1996. Total operating expenses increased $3.5 million primarily due to increased salaries and related costs resulting from the growth strategy implemented for TLC

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments decreased to $135.8 million at December 31, 1998 from $172.3 million at December 31, 1997. Net cash provided by operating activities increased to $348.9 million in 1998 from $206.0 million in 1997, an increase of $142.9 million. This increase was principally due to higher net income and the period over period change in air traffic liability which grew 21.0% in the 1998 period as compared to a 19.1% decrease in the 1997 period. Net cash used in investing activities increased to $212.7 million in 1998 from $129.9 million in 1997. This increase was primarily due to the purchase of short-term investments totaling $27.5 million in 1998 compared to sales of $39.1 million of short-term investments in 1997. Net cash used in financing activities was $200.1 million for the year ended December 31, 1998 compared to $41.3 million in the 1997 period primarily due to the repurchase of Holdings Class B Common Stock and AWA warrants for $132.3 million and the repayment of $30 million of revolving credit facility debt.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at December 31, 1998 is $233.2 million.

         As of December 31, 1998, the Company had $288.3 million of long-term debt (including current maturities) which consists primarily of principal amortization of notes payable secured by certain of the Company's aircraft. Management expects to fund these requirements with cash from operations or refinance these obligations, subject to availability and market conditions at such time.

         At December 31, 1998, AWA had firm commitments to AVSA to purchase a total of 28 Airbus aircraft, with 13 to be delivered in 1999. AWA also has an option to purchase 50 more Airbus aircraft of which 10 are subject to reconfirmation by AWA. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion based on a 3.5% annual price escalation.

         In October 1998, America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of, at AWA's election, a leveraged lease financing or a mortgage financing of the relevant aircraft. The Pass Through Trust Certificates are not direct obligations of, or guaranteed by AWA. The combined effective interest rate on the financing is 6.99%. Three Airbus A319 aircraft that are the subject of this financing were delivered in the 1998 fourth quarter. The remaining aircraft will be delivered through August 1999.

         AWA has also arranged for financing from AVSA for approximately two-thirds of the firm commitment to purchase aircraft from AVSA. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

         As of December 31, 1998, AWA's fleet consisted of 111 aircraft of which 13 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. In May 1998, AWA entered into an agreement to purchase 14 sets of 737 hush kits at an aggregate net cost of approximately $14 million to comply with Stage III requirements. Delivery of the hush kits began in May 1998 and will continue through the first quarter of 1999. As of December 31, 1998, five aircraft had been outfitted with a hush kit. Four non-compliant aircraft will be retired.

         Capital expenditures for the years ended December 31, 1998, 1997 and 1996 were approximately $177.0 million, $155.0 million and $155.7 million respectively. Capital expenditures for capitalized maintenance were $114.9 million, $86.5 million and $87.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Capital expenditures for 1999 are expected to increase to approximately $225 million due principally to an increase in capitalized maintenance and expenditures for facilities, computer systems and equipment. The Company currently intends to fund such expenditures with cash from operations.

         The Company has agreed to lease a new concourse in Terminal 4 at Phoenix Sky Harbor International Airport which is expected to open in the fourth quarter of 1999. In connection with the new concourse, AWA will be required to fund the costs of certain leasehold improvements, which are estimated to approximate $15 million. The Company expects to finance these improvements through the issuance of special facility revenue bonds. The Company also anticipates that it will refinance its existing special facility revenue bonds (Series 1994 A Bonds) at that time (see "(b) Revenue Bonds" in Note 12, "Commitments and Contingencies" in Notes to Consolidated Financial Statements).

         On February 19, 1999 AWA borrowed $94.3 million, the total amount then available under its senior secured revolving credit facility (see Note 2, "Long-term Debt" in Notes to Consolidated Financial Statements), to provide additional liquidity in the event of service disruptions related to the Company's contract negotiations with its flight attendants. On March 20, 1999 the Company reported that it had reached a tentative agreement with the Association of Flight Attendants ("AFA") on a five-year collective bargaining agreement (see "Labor Relations" in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information). The Company intends to repay this amount on April 19, 1999 in accordance with the terms of the credit facility.

OTHER INFORMATION

Labor Relations

         In April 1998, AWA and the Transportation Workers Union ("TWU") entered into a five-year collective bargaining agreement covering the airline's approximately 60 dispatchers.

         In October 1998, AWA and the IBT entered into a five-year collective bargaining agreement covering the airline's approximately 430 mechanics and related personnel.

         On March 20, 1999, the Company reported that it had reached a tentative agreement with the AFA, which represents AWA's approximately 2150 flight attendants, on a five-year collective bargaining agreement. The agreement is subject to membership approval and will be voted on by union members as soon as practicable. On March 22, 1999 the Company announced that based on the terms of this tentative agreement and current estimates of fuel prices, it expects AWA's 1999 CASM to increase approximately 1% versus 1998.

         Also in October 1998, the TWU filed an application with the NMB seeking certification as the bargaining representative for AWA's approximately 2000 fleet service workers. An election on this application was authorized by the NMB. In January 1999 the NMB advised that 53% of eligible voters cast ballots in favor of representation by the TWU. The Company has challenged the results of that election based on allegations of misconduct by union organizers. The NMB is currently investigating these allegations. The Company cannot predict the outcome or the form of this future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance.

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

         The Company believes that its Year 2000 Project will be completed prior to any currently anticipated significant impact on the Company arising from the Year 2000 issue. The Project is divided into three main sections, including information technology ("IT") systems, embedded systems and third party compliance. The five phases of the IT and embedded systems sections include inventory, assessment, renovation, user testing and implementation. The inventory and assessment phases of the IT systems are substantially completed and the remaining phases of the IT systems are expected to be completed in the second quarter of 1999. The inventory phase of the embedded systems is substantially completed and the remaining phases are underway and are expected to be completed during the second and third quarters of 1999.

         The Company currently estimates that the total cost of its Year 2000 Project will be approximately $40 million, which will be funded from operating cash flows. These costs exclude approximately $7 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course of business regardless of the Year 2000 issue. As of December 31, 1998, the Company had incurred approximately $13 million of non-capital expenditures in connection with the Year 2000 Project. The Company expects that approximately $30 million of the costs have been or will be expensed as incurred and the Company has had or will have approximately $10 million of capital expenditures.

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

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. While difficult to predict, the Company speculates that the most reasonably likely worst case Year 2000 scenario will result from the failure of third parties, including operators of airports and air traffic control systems, to resolve their Year 2000 compliance issue. The Company has initiated communications with such parties and its significant suppliers and vendors with which its systems interface and upon which the Company's business depends in an effort to reduce the adverse impact of the Year 2000 issue. There can be no assurance, however, that the systems of such third parties will be modified on a timely basis and such failure may have a material adverse effect on the Company's financial condition and results of operations.

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


INCOME TAXES

         At December 31, 1998, the Company had NOL, general business tax credit carryforwards and alternative minimum tax credit carryforwards of approximately $239.0 million, $12.7 million and $570,000, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and tax credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of Section 382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. The Company's Section 382 Limitation is $36.2 million per year. Should the Company generate insufficient taxable income in any post-change taxable year to utilize fully the Section 382 Limitation of that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted and the carryforward period has not expired. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the ownership change that are recognized in the five year period after the change. The alternative minimum tax credit may be carried forward indefinitely and is available to reduce future income tax payable.

         The Company's reorganization and the associated implementation of fresh start reporting in 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) of $39.1 million in 1998 is considerably lower than income tax expense shown for financial reporting purposes of $85.8 million. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce AWA's actual income tax liability.

GOVERNMENT REGULATIONS

         Congress is currently considering various proposals that would impose new consumer protection requirements on airlines. These proposals include, e.g. disclosure to passengers when a flight is overbooked, payment to passengers on an aircraft for excessive departure or arrival delay, prohibition on the issuance of non-refundable tickets and increased compensation for denied boarding and for lost or damaged baggage. As a result of competitive pressures AWA and other airlines would be limited in their ability to pass costs associated with compliance with such laws to passengers and the Company cannot forecast the cost impact of such measures if enacted.

         In 1997 new aviation taxes were imposed through September 30, 2007 to provide funding for the FAA. Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9%, declining to 7.5% by 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2003; and an increase in taxes imposed on international travel that will be from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also includes a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

         In December 1997, the National Civil Aviation Review Commission (the "NCARC") completed its Report to Congress on FAA funding and recommended implementation of a cost based user fee system for air carriers. Congress is presently considering the recommendations of the NCARC, which may result in enactment of a new funding mechanism. The Company cannot currently estimate the effect the new combination of ticket and segment taxes, or any change in those taxes as recommended by the NCARC, will have on its operating results. There can be no assurance that the new taxes or such changes will not have a material adverse effect on the Company's financial condition and results of operations.

         For additional information on government regulation and its effect on the Company see "Government Regulations" in Item 1, Business.

FORWARD LOOKING INFORMATION

         This discussion contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business - Risk Factors," included in Item 1 of this Report on Form 10-K. Any forward-looking statements speak only as of the date such statements are made.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a) Commodity Price Risk

         Aircraft fuel costs constitute approximately 11% of the Company's total operating expenses during 1998. At current consumption levels, a one cent per gallon change in the price of jet fuel would affect the Company's annual operating results by approximately $4.4 million in 1999. Accordingly, a substantial change in the price of jet fuel would have a significant impact on the Company's results of operations.

         In 1996, AWA implemented a fuel hedging program to manage the risk from fluctuating jet fuel prices. The program's objectives are to provide some protection against extreme, upward movements in the price of jet fuel and to protect AWA's ability to meet its annual fuel expense budget. Under the program, AWA may enter into certain protective cap and fixed price swap transactions with approved counterparties for future periods generally not exceeding 12 months.

         As of December 31, 1998, the Company had entered into fixed price swap transactions hedging approximately 35% of its projected 1999 fuel requirements including 51% related to the first quarter, 46% related to the second quarter, 23% related to the third quarter and 22% related to the fourth quarter. The use of such swap transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At December 31, 1998 the Company estimates that a 10% change in the price per gallon of jet fuel would have changed the fair value of the existing swap contracts by $5.5 million.

         As of March 17, 1999, approximately 43% of AWA's 1999 fuel requirements are hedged.

(b) Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At December 31, 1998, the Company's variable-rate long-term debt obligations represented approximately 16% of its total long-term debt. If interest rates increased 10% in 1999, the impact on the Company's results of operations would not be material.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST HOLDINGS CORPORATION

         Consolidated balance sheets of Holdings as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1998, together with the related notes and the report of KPMG LLP, independent certified public accountants, are set forth on the following pages.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
America West Holdings Corporation:

         We have audited the accompanying consolidated balance sheets of America West Holdings Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Holdings Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                                        KPMG LLP


Phoenix, Arizona
March 10, 1999

                        AMERICA WEST HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                           1998           1997
                                                                                                           ----           ----
ASSETS
Current assets:
     Cash and cash equivalents..............................................................           $ 108,360      $ 172,303
     Short-term investments.................................................................              27,485              -
     Accounts receivable, less allowance for doubtful accounts of
          $3,545 in 1998 and $3,850 in 1997.................................................              96,381         87,538
     Expendable spare parts and supplies, less allowance for obsolescence
          of $4,112 in 1998 and $2,495 in 1997..............................................              31,147         27,135
     Prepaid expenses.......................................................................              38,730         36,917
                                                                                                       ---------      ---------
               Total current assets.........................................................             302,103        323,893
                                                                                                       ---------      ---------
Property and equipment:
     Flight equipment.......................................................................             931,134        783,384
     Other property and equipment...........................................................             157,718        143,172
     Equipment purchase deposits............................................................              83,649         45,246
                                                                                                       ---------      ---------
                                                                                                       1,172,501        971,802
     Less accumulated depreciation and amortization.........................................             410,461        276,430
                                                                                                       ---------      ---------
                                                                                                         762,040        695,372
                                                                                                       ---------      ---------
Other assets:
     Restricted cash........................................................................              35,262         57,158
     Reorganization value in excess of amounts allocable to identifiable assets, net........             336,772        363,268
     Deferred income taxes..................................................................              28,054         74,700
     Other assets, net......................................................................              60,799         32,400
                                                                                                       ---------      ---------
                                                                                                         460,887        527,526
                                                                                                       ---------      ---------
                                                                                                      $1,525,030     $1,546,791
                                                                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt...................................................            $ 80,439       $ 54,000
     Accounts payable.......................................................................             112,563        140,908
     Air traffic liability..................................................................             209,525        173,149
     Accrued compensation and vacation benefits.............................................              48,338         37,267
     Accrued taxes..........................................................................              43,489         36,064
     Other accrued liabilities..............................................................              40,905         44,554
                                                                                                       ---------      ---------
          Total current liabilities.........................................................             535,259        485,942
                                                                                                       ---------      ---------
Long-term debt, less current maturities.....................................................             207,906        272,760
Deferred credits and other liabilities......................................................             112,407        104,519
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 48,800,000 shares; no shares issued.......                   -              -
     Class A common stock, $.01 par value.  Authorized 1,200,000 shares; issued and outstanding 1,100,000 shares at December 31, 1998 and 1,200,000 shares at
          December 31, 1997.................................................................                  11             12
     Class B common stock, $.01 par value.  Authorized 100,000,000 shares; issued and
          outstanding 45,280,199 shares in 1998, and 44,782,404 shares in 1997..............                 453            448
     Additional paid-in capital.............................................................             556,508        565,546
     Retained earnings......................................................................             253,678        145,107
                                                                                                       ---------      ---------
                                                                                                         810,650        711,113
     Less:  Cost of Class B common stock in treasury, 7,388,095 shares in 1998
          and 1,486,168 shares in 1997......................................................            (141,192)       (27,543)
                                                                                                       ---------      ---------
               Total stockholders' equity...................................................             669,458        683,570
                                                                                                       ---------      ---------
                                                                                                      $1,525,030     $1,546,791
                                                                                                      ==========     ==========


          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                1998              1997            1996
                                                                                ----              ----            ----
Operating revenues:
   Passenger..................................................            $ 1,858,551       $ 1,764,206      $ 1,637,762
   Cargo......................................................                 45,551            51,699           46,519
   Leisure Co. net revenues...................................                 54,570                --               --
   Other......................................................                 64,612            59,051           55,245
                                                                          -----------       -----------      -----------
      Total operating revenues................................              2,023,284         1,874,956        1,739,526
                                                                          -----------       -----------      -----------
Operating expenses:
   Salaries and related costs.................................                450,220           418,212          385,840
   Aircraft rents.............................................                244,088           223,423          202,237
   Other rents and landing fees...............................                119,091           119,470          111,947
   Aircraft fuel..............................................                194,360           243,423          233,522
   Agency commissions.........................................                117,483           151,293          133,015
   Aircraft maintenance materials and repairs.................                182,844           146,618          125,768
   Depreciation and amortization..............................                 49,026            48,590           52,937
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets................                 19,896            23,776           25,263
   Nonrecurring special charge................................                     --                --           65,098
   Leisure Co. expenses.......................................                 39,486                --               --
   Other......................................................                397,727           338,325          335,233
                                                                          -----------       -----------      -----------
      Total operating expenses................................              1,814,221         1,713,130        1,670,860
                                                                          -----------       -----------      -----------

Operating income..............................................                209,063           161,826           68,666
                                                                          -----------       -----------      -----------
Nonoperating income (expenses):
   Interest income............................................                 13,105           10,646            12,861
   Interest expense, net......................................                (26,050)         (32,249)          (46,866)
   Gain (loss) on disposition of property and equipment.......                   (638)          (1,710)            1,288
   Other, net.................................................                 (1,134)           1,488            (1,456)
                                                                          -----------       -----------      -----------
      Total nonoperating expenses, net........................                (14,717)         (21,825)          (34,173)
                                                                          -----------       -----------      -----------
      Income before income taxes and extraordinary item ......                194,346           140,001           34,493
                                                                          -----------       -----------      -----------
Income taxes..................................................                 85,775            65,031           24,883
                                                                          -----------       -----------      -----------
      Income before extraordinary item........................                108,571            74,970            9,610
Extraordinary item, net of tax................................                    --                --            (1,105)
                                                                          -----------       -----------      -----------
      Net income..............................................            $   108,571       $    74,970      $     8,505
                                                                          ===========       ===========      ===========
Earnings per share:
   Basic:
      Income before extraordinary item........................            $     2.58        $      1.68      $       .21
      Extraordinary item......................................                    --                 --             (.02)
                                                                          -----------       -----------      -----------
      Net income..............................................            $      2.58       $      1.68      $       .19
                                                                          ===========       ===========      ===========
   Diluted:
      Income before extraordinary item........................            $      2.40       $      1.63      $       .20
      Extraordinary item......................................                    --                 --             (.02)
                                                                          -----------       -----------      -----------
      Net income..............................................            $      2.40       $      1.63      $       .18
                                                                          ===========       ===========      ===========
Shares used for computation:
   Basic......................................................                 42,102            44,529           44,932
                                                                          ===========       ===========      ===========
   Diluted....................................................                 45,208            46,071           47,733
                                                                          ===========       ===========      ===========


          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                      1998            1997            1996
                                                                                      ----            ----            ----
Cash flows from operating activities:
   Net income.........................................................            $108,571        $ 74,970         $ 8,505
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization...................................              49,545          48,590          52,937
      Amortization of capitalized maintenance.........................              89,347          66,143          39,679
      Amortization of reorganization value............................              21,496          23,776          25,263
      Income taxes attributable to reorganization items and other.....                   -          59,444          23,091
      Amortization of deferred credits................................              (6,798)        (10,405)        (11,563)
      Nonrecurring special charge.....................................                   -               -          65,098
      Extraordinary item and other....................................              14,316           5,843           3,989
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net.................              (8,091)         18,677         (37,121)
      Increase in expendable spare parts and supplies, net............              (4,012)         (5,712)         (3,793)
      Decrease (increase) in prepaid expenses.........................                  93          10,551          (2,252)
      Decrease (increase) in other assets, net........................              22,473         (32,464)         (3,173)
      Increase (decrease) in accounts payable.........................             (31,136)         25,450          26,301
      Increase (decrease) in air traffic liability....................              35,141         (40,907)         22,312
      Increase (decrease) in accrued compensation
          and vacation benefits.......................................              11,072           7,182         (11,531)
      Increase (decrease) in accrued taxes............................              55,913         (35,983)         37,688
      Increase (decrease) in other accrued liabilities................              (1,554)           (282)          8,315
      Decrease in other liabilities...................................              (7,435)         (8,871)        (13,411)
                                                                                  --------        --------       --------
         Net cash provided by operating activities....................             348,941         206,002         230,334
                                                                                  --------        --------       ---------
   Cash flows from investing activities:
      Purchases of property and equipment.............................            (176,996)       (154,969)       (155,742)
      Sale (purchase) of short-term investments.......................             (27,485)         39,131         (39,131)
      Other...........................................................              (8,268)        (14,017)         (4,082)
                                                                                  --------        --------       ---------
         Net cash used in investing activities........................            (212,749)       (129,855)       (198,955)
                                                                                  --------        --------       ---------
   Cash flows from financing activities:
      Proceeds from issuance of debt..................................                   -          30,000               -
      Repayment of debt...............................................             (72,245)        (55,411)        (79,216)
      Acquisition of treasury stock...................................            (116,148)         (2,434)        (23,964)
      Acquisition of warrants.........................................             (16,175)        (13,342)        (18,141)
      Other...........................................................               4,433            (156)          3,074
                                                                                  --------        --------        --------
         Net cash used in financing activities........................            (200,135)        (41,343)       (118,247)
                                                                                  --------        --------        --------
   Net increase (decrease) in cash and cash equivalents...............             (63,943)         34,804         (86,868)
                                                                                  --------        --------        --------
   Cash and cash equivalents at beginning of year.....................             172,303         137,499         224,367
                                                                                  --------        --------        --------
   Cash and cash equivalents at end of year...........................            $108,360        $172,303        $137,499
                                                                                  ========        ========        ========
   Cash, cash equivalents and short-term investments at end of year...            $135,845        $172,303        $176,630
                                                                                  ========        ========        ========


          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                              CLASS A     CLASS B    ADDITIONAL                 CLASS B
                                              COMMON      COMMON      PAID-IN      RETAINED    TREASURY
                                              STOCK       STOCK       CAPITAL      EARNINGS      STOCK       TOTAL
                                              -----       -----       -------      --------      -----       -----
BALANCE AT JANUARY 1, 1996............     $       12  $      441   $ 588,927    $   61,632   $  (1,540)  $ 649,472
                                           ----------  ----------   ---------    ----------   ---------   ----------
Issuance of 12,725 shares and
   314,001 shares of Class B common
   stock pursuant to the exercise
   of stock warrants and stock options              -           3       3,071             -           -       3,074
Issuance of 158,000 shares of Class B
   restricted stock...................              -           2       2,761             -           -       2,763
Purchase of 1,270,000 shares and return
   of 21,911 shares of Class B treasury
   stock..............................              -           -         293             -     (24,257)    (23,964)
Issuance of 50,000 shares of Class B
   treasury stock.....................              -           -         356             -         688       1,044
Repurchase of 2,187,475
   warrants at $8.29 per warrant......              -           -     (18,141)            -           -     (18,141)
Net income............................              -           -           -         8,505           -       8,505
                                           ----------  ----------   ---------    ----------   ---------   ---------
BALANCE AT DECEMBER 31, 1996..........             12         446     577,267        70,137     (25,109)    622,753
                                           ----------  ----------   ---------    ----------   ---------   ---------

Issuance of 5,534 shares and
   140,167 shares of Class B common
   stock pursuant to the exercise
   of stock warrants and stock options              -           2       1,452             -           -       1,454
Issuance of 10,647 shares of
   Class B common stock...............              -           -         169             -           -         169
Acquisition of 132,300 shares of Class B
   treasury stock.....................              -           -           -             -      (2,434)     (2,434)
Issuance of 43 shares of Class B
   treasury stock.....................                          -           -             -           -           -
Repurchase of 1,911,523
   warrants at $6.98 per warrant......              -           -     (13,342)            -           -     (13,342)
Net income............................              -           -           -        74,970           -      74,970
                                           ----------  ----------   ---------    ----------   ---------   ---------
BALANCE AT DECEMBER 31, 1997..........             12         448     565,546       145,107     (27,543)    683,570
                                           ----------  ----------   ---------    ----------   ---------   ---------

Issuance of 25,560 shares and 353,000
   shares of Class B common stock
   pursuant to the exercise of stock
   warrants and stock options including
   tax benefit from the exercise of stock
   options of $1,873                                -           4       6,702             -           -       6,706
Issuance of 119,235 shares of
   Class B common stock...............              -           1       1,683             -           -       1,684
Acquisition of 100,000 shares of Class A
   treasury stock ....................             (1)          -      (1,811)            -           -      (1,812)
Acquisition of 5,951,927 shares of
   Class B treasury stock.............              -           -           -             -    (114,336)   (114,336)
Issuance of 50,000 shares of Class B
   treasury stock.....................              -           -         563             -         687       1,250
Repurchase of 2,906,867
   warrants at $5.56 per warrant......              -           -     (16,175)            -           -     (16,175)
Net income............................              -           -           -       108,571           -     108,571
                                           ----------  ----------   ---------    ----------   ---------   ---------
BALANCE AT DECEMBER 31, 1998..........     $       11  $      453   $ 556,508    $  253,678   $(141,192)  $ 669,458
                                           ==========  ==========   =========    ==========   =========   =========


          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Holdings became the holding company for AWA effective midnight, December 31, 1996. In January 1998, TLC began operations as a new leisure travel subsidiary of Holdings to develop and grow the Company's vacation package tour business. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC. AWA is the ninth largest commercial airline carrier in the United States serving 57 destinations in the U.S., Canada and Mexico.

     (a)  Basis of Presentation

               The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries AWA and TLC (collectively, the "Company"). The Company's consolidated financial statements give effect to the formation of the holding company discussed above for all periods presented. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

     (b)  Cash, Cash Equivalents and Short-term Investments

               Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

     (c)  Expendable Spare Parts and Supplies

               Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

     (d)  Property and Equipment

               Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 1998 and 1997 was $4.1 million and $600,000, respectively. No interest was capitalized for the year ended December 31, 1996. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

               The estimated useful lives for the Company's ground property and equipment range from three to 12 years for owned property and equipment and up to 30 years for the reservation and training center and technical support facilities. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from 11 to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


               Effective October 1, 1998, AWA extended the estimated depreciable service lives of certain owned Boeing 737-200 aircraft which will be modified to meet the Federal Aviation Administration's ("FAA") Stage III noise reduction requirements. This change increased the average depreciable life by approximately four years and reduced depreciation expense in the 1998 fourth quarter by $2.0 million.

               The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     (e)  Restricted Cash

               Restricted cash includes cash deposits securing certain letters of credit.

     (f)  Aircraft Maintenance and Repairs

               Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense. Additionally, an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has been recorded.

     (g) Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

               Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1998, 1997 and 1996 was $113.6 million, $92.1 million and $68.4 million, respectively. In accordance with SFAS No. 121, the Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

     (h)  Frequent Flyer Awards

               The Company maintains a frequent travel award program known as "FlightFund" that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

     (i)  Deferred Credit-Operating Leases

               Rents for operating leases were adjusted to fair market value when the Company emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1998 and 1997, the unamortized balance of the deferred credit was $78.6 million and $85.3 million, respectively.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (j)  Passenger Revenue

               Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

     (k)  Advertising Costs

               The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $20.6 million, $25.8 million and $26.6 million, respectively.

     (l)  Income Taxes

               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     (m)  Stock Options

               The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. (See
Note 4, "Stock Options and Awards.")

     (n)  Earnings Per Share ("EPS")

               On December 15, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which standardizes the reporting for EPS into basic EPS and diluted EPS, and has restated all prior period EPS data to conform to SFAS No. 128.

     (o)  New Accounting Standards

               In 1998 the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-1 requires that certain internal and external costs be expensed or capitalized when incurred to develop or obtain software for internal use. Generally, costs incurred during the preliminary project and post-implementation/operation stages, as well as conversion and general and administrative costs, are to be expensed as incurred. Certain costs incurred during the application and development stage are to be capitalized.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


               SOP 98-5 requires that the costs of start-up activities, which include start-up costs, organization costs, preopening costs, and preoperating costs be expensed as incurred. This SOP also amends certain provisions of SOP 88-1 "Accounting for Developmental and Preoperating Costs, Purchases and Exchanges of Take-off and Landing Slots, and Airframe Modifications" by requiring that preoperating costs relating to the integration of new types of aircraft be expensed as incurred.

               The effect of initially applying the provisions of SOP 98-1 and SOP 98-5 was not material to the accompanying financial statements.

               In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"), a hedge of the exposure to variable cash flows of a forecasted transaction ("cash flow hedge"), or a hedge of the foreign currency exposure ("foreign currency hedge") of a net investment in a foreign operation or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In accounting for a fair value hedge, the derivative hedging instrument will be measured at fair value with the mark to fair value being recorded in earnings. In a cash flow hedge, the derivative hedging instrument will be measured at fair value with the effective portion of the gains or losses on the derivative hedging instrument initially being reported in other comprehensive income. The Company will adopt SFAS No. 133 in 2000. SFAS No. 133 is not expected to have a material effect on the Company's results of operations or financial position.

      (p)  Use of Estimates

               Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.       LONG-TERM DEBT

               Long-term debt at December 31 consists of the following:

                                                                                               1998            1997
                                                                                               ----            ----
                                                                                                  (IN THOUSANDS)
SECURED
Notes payable, primarily fixed interest rates of 6.625% to 10.79%, averaging
   9.44%, installments due 1999 through 2008....................................          $ 164,173       $ 194,008
Revolving credit facility, floating interest rates of one month
   LIBOR + 1.625%, averaging 7.59%, interest only due through 1999 (a)..........                 --          30,000
Industrial development revenue bonds, variable interest rate of 3.3% to 4.95%,
   averaging 4.02%, due 2016 (b)................................................                 --          29,300
                                                                                          ---------       ---------
                                                                                            164,173         253,308
                                                                                          ---------       ---------
UNSECURED
10 3/4% Senior Unsecured Notes, face amount of $50 million, interest
   only payment until due in 2005 (c)...........................................             48,612          48,197
Notes payable, interest rates of 90-day LIBOR +1.25%, averaging
   6.52%, installments due through 1999.........................................             45,500          24,905
Industrial development bonds, fixed interest rate of 6.3% due 2023 (b)..........             29,300              --
Other...........................................................................                760             350
                                                                                          ---------       ---------
                                                                                            124,172          73,452
                                                                                          ---------       ---------
Total long-term debt............................................................            288,345         326,760
Less:  current maturities.......................................................             80,439          54,000
                                                                                          ---------       ---------
                                                                                          $ 207,906       $ 272,760
                                                                                          =========       =========

---------------

(a) AWA has a $100 million senior secured revolving credit facility with a group of financial institutions which expires in December 2002. The remaining four year term of the agreement is comprised of a one year revolving credit arrangement, with an option to extend the expiration date for one additional year or convert outstanding borrowings into a three year term loan. Borrowings under this credit facility will accrue interest at either the "base rate" (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the "adjusted eurodollar rate" (LIBOR rate adjusted for certain reserve requirements in respect to "Eurodollar liabilities") plus the applicable margin based on Moody's rating of AWA's senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 1998, $92.7 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of December 31, 1998.

(b) In April 1998, AWA completed the refunding of its $29.3 million variable rate industrial development revenue bonds due 2016 ("old bonds") by issuing $29.3 million of 6.3 percent fixed rate industrial development revenue bonds due April 2023 ("new bonds"). Interest on the new bonds is payable semiannually (April 1 and October 1) and commenced on October 1, 1998. The new bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices:
         102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter. As a result of the refinancing, $29.9 million of cash, which secured the irrevocable direct pay letter of credit that backed the old bonds, was released and available for general corporate purposes.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(c) The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of the Company on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

                  SEPTEMBER 1,                                   PERCENTAGE
                  ------------                                   ----------
                  2000........................................   105.375%
                  2001........................................   103.583%
                  2002........................................   101.792%
                  2003 and thereafter.........................   100.000%

         Secured financings totaling $164.2 million are collateralized by assets, primarily aircraft and engines, with a net book value of $310.9 million at December 31, 1998.

         At December 31, 1998, the estimated maturities of long-term debt are as follows:

                                                           (IN THOUSANDS)
           1999...........................................    $80,439
           2000...........................................     19,929
           2001...........................................     19,805
           2002...........................................     19,632
           2003...........................................     19,632
           Thereafter.....................................    128,908
                                                             --------
                                                             $288,345
                                                             ========

         Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which the Company was in compliance at December 31, 1998.

3.       CAPITAL STOCK

         Effective midnight, December 31, 1996, AWA became a wholly-owned subsidiary of Holdings and each share of AWA Class A and Class B Common Stock was exchanged for one share of Holdings Class A or Class B Common Stock. Holdings' Class B Common Stock is listed on the New York Stock Exchange.

         On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants are exercisable by the holders any time before August 25, 1999 and 10.4 million shares of Class B Common Stock were reserved for the exercise of these warrants. As of December 31, 1998, approximately 7.0 million warrants have been repurchased by AWA for approximately $47.7 million. As of December 31, 1998, 48,148 warrants have been exercised at $12.74 per share. As part of the holding company formation transaction, the AWA warrants became rights to acquire shares of Holdings Class B Common Stock. AWA has made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable to Holdings due December 31, 2005 with an interest rate of 11%. Subsequently, Holdings made a capital contribution to AWA by issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Preferred Stock

         The Company's Board of Directors by resolution may authorize the issuance of the Preferred Stock as a class, in one or more series, having the number of shares, designations, relative voting rights, dividend rights, liquidation and other preferences and limitations that the Board of Directors fixes, without any stockholder approval. No shares of Preferred Stock have been issued.

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

4.       STOCK OPTIONS AND AWARDS

         Under the 1994 Incentive Equity Plan, as amended (the "Plan"), the Company's Board of Directors may grant stock options to officers and key employees. The maximum number of shares of Class B Common Stock authorized for issuance under the Plan is 7.5 million shares of which 1.3 million shares are available for grant at December 31, 1998. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years.

               Stock option activity during the years indicated is as follows:

                                                                          WEIGHTED-
                                                       NUMBER OF           AVERAGE
                                                        SHARES          EXERCISE PRICE
                                                        ------          --------------
Balance at December 31, 1995:                          2,168,333           $  11.03
    Granted......................................      2,058,000           $  15.55
    Exercised....................................       (314,001)          $   9.28
    Canceled.....................................       (374,332)          $  12.27
                                                       ---------           --------
Balance at December 31, 1996:                          3,538,000           $  13.68
    Granted......................................        479,000           $  15.54
    Exercised....................................       (140,167)          $   9.87
    Canceled.....................................       (425,333)          $  13.74
                                                       ---------           --------
Balance at December 31, 1997:                          3,451,500           $  14.09
                                                       ---------           --------
    Granted......................................      1,861,000           $  19.62
    Exercised ...................................       (353,000)          $  12.77
    Canceled.....................................       (180,500)          $  16.02
                                                       ---------           --------
Balance at December 31, 1998:                          4,779,000           $  16.27
                                                       =========           ========

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         At December 31, 1998, options outstanding and exercisable by price range are as follows:


                                                       WEIGHTED                                           WEIGHTED
                                                        AVERAGE           WEIGHTED          OPTIONS       AVERAGE
                    RANGE OF          OPTIONS          REMAINING           AVERAGE         CURRENTLY      EXERCISE
                EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE       PRICE
                ---------------     -----------     ----------------    --------------    -----------       -----
               $ 8.00 - $12.00          1,600,000         7.6               $10.55           833,400       $ 9.96
               $12.01 - $14.31          1,007,500         8.7               $13.35           363,500       $13.06
               $14.32 - $20.88          1,065,000         7.8               $18.46           749,996       $18.37
               $20.89 - $28.50          1,082,500         9.1               $24.99            46,000       $23.07
               $28.51 - $29.19             24,000         9.4               $29.19            24,000       $29.19
                                        ---------         ---               ------         ---------       ------
                                        4,779,000         8.2               $16.27         2,016,896       $14.17
                                        =========         ===               ======         =========       ======

         The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $7.88, $5.39 and $6.48, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 0.0%, risk-free interest rate of 4.5%, volatility of 52.6% and an expected life of four years; 1997 - expected dividend yield of 0.0%, risk-free interest rate of 5.7%, volatility of 44.8% and an expected life of four years; 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.3%, volatility of 43.13% and an expected life of four years.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                         1998          1997      1996
                                                                         ----          ----      ----
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                      Net income:                As reported          $108,571      $74,970    $ 8,505
                                                                      ========      =======    =======
                                                 Pro forma            $103,583      $72,214    $ 6,343
                                                                      ========      =======    =======
                      Earnings per share:
                         Basic                   As reported            $ 2.58       $ 1.68     $ 0.19
                                                                        ======       ======     ======
                                                 Pro forma              $ 2.46       $ 1.62     $ 0.14
                                                                        ======       ======     ======
                         Diluted                 As reported            $ 2.40       $ 1.63     $ 0.18
                                                                        ======       ======     ======
                                                 Pro forma              $ 2.29       $ 1.57     $ 0.13
                                                                        ======       ======     ======

         Pro forma net income reflects only options granted during the years 1995 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         Under the Plan, the Company granted 113,000 shares and 158,000 shares of Class B Common Stock as restricted stock to certain officers in 1998 and 1996, respectively. There were no grants of restricted stock in 1997. The Company recognized compensation expense of $1.1 million, $944,000 and $785,000 related to restricted stock in 1998, 1997 and 1996, respectively. At December 31, 1998, 295,667 shares of restricted stock were vested.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The Plan also provides for the issuance of restricted stock and grant of stock options to non-employee directors. The Company has granted options to purchase 186,000 shares of Class B Common Stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. As of December 31, 1998, 144,000 options were outstanding and exercisable at prices ranging from $8.00 to $29.19 per share. On December 31, 1998 and 1997, non-employee directors were also granted Class B Common Stock pursuant to the Plan totaling 6,235 shares and 10,647 shares, respectively.

5.       EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $10,000 in 1998. The Company's matching contribution is determined annually by the Board of Directors. The Company's contribution expense to the plan totaled $6.9 million, $6.1 million and $5.9 million in 1998, 1997 and 1996, respectively.

6.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a)      Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

         The carrying amount approximates fair value because of the short-term nature of these instruments.

     Long-term Debt

         At December 31, 1998 and 1997, the fair value of long-term debt was approximately $292 million and $330 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

(b)      Fuel Price Risk Management

         Under its fuel hedging program, the Company may enter into certain protective cap and fixed price swap transactions with approved counterparties for a period generally not exceeding twelve months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 1998, the Company had entered into fixed price swap transactions hedging approximately 35% of its projected 1999 fuel requirements.

         The Company is exposed to credit risks in the event any counterparty fails to meet its obligations. The Company does not anticipate such non-performance as counterparties are selected based on credit ratings, exposure to any one counterparty is limited based on formal guidelines and the relative market positions with such counterparties are closely monitored.

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

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.       INCOME TAXES

         The Company recorded income tax expense (exclusive of extraordinary item) as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                        1998             1997            1996
                                                        ----             ----            ----
                                                                   (IN THOUSANDS)
Current Taxes:
   Federal......................................     $  33,915        $   2,483       $     943
   State........................................         5,214            3,104             849
                                                     ---------        ---------       ---------
         Total current taxes....................        39,129            5,587           1,792
                                                     ---------        ---------       ---------
Deferred taxes..................................        46,646               -               -
                                                     ---------        ---------       ---------
Income taxes attributable to
   Reorganization items and other...............            -            59,444          23,091
                                                     ---------        ---------       ---------
Total income tax expense........................     $  85,775        $  65,031       $  24,883
                                                     =========        =========       =========

         The Company's emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce the Company's actual income tax liability. In 1997 and 1996, the excess of financial expense over the Company's actual income tax liability was applied to reduce the balance of the Company's reorganization value in excess of amounts allocable to identifiable assets.

         For the year ended December 31, 1996, the Company recognized an income tax benefit of $918,000 arising from an extraordinary charge.

         Income tax expense, exclusive of extraordinary item, differs from amounts computed at the federal statutory income tax rate as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                        1998             1997            1996
                                                        ----             ----            ----
                                                                     (IN THOUSANDS)
Income tax expense at U.S. statutory rate.......      $68,021         $  49,000       $  12,073
State income taxes, net of federal income
   tax benefit..................................        7,803             5,655           1,984
Nondeductible amortization of reorganization
   value in excess of amounts allocable
   to identifiable assets.......................        7,524             8,322           8,842
Other, net......................................        2,427             2,054           1,984
                                                      -------         ---------       ---------
   Total........................................      $85,775         $  65,031       $  24,883
                                                      =======         =========       =========

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         As of December 31, 1998, the Company has available net operating loss carryforwards ("NOL"), business tax credit carryforwards and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $239.0 million, $12.7 million and $570,000, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 1999 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company's reorganization in 1994, the Company's ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

         Composition of Deferred Tax Items:

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                                                                          1998               1997
                                                                                          ----               ----
                                                                                               (IN THOUSANDS)
Deferred income tax liabilities
    Property and equipment, principally depreciation and "fresh start"
       differences............................................................          $(131,518)        $(122,164)
                                                                                        ---------         ---------
Deferred tax assets
    Aircraft leases...........................................................             23,951            26,663
    Frequent flyer accrual....................................................              6,541             5,810
    Net operating loss carryforwards..........................................             91,587           144,396
    Tax credit carryforwards..................................................             13,272            16,585
    Other.....................................................................             52,769            31,958
                                                                                        ---------         ---------
       Total deferred tax assets..............................................            188,120           225,412
                                                                                        ---------         ---------
     Valuation allowance......................................................            (28,548)          (28,548)
                                                                                        ---------         ---------
          Net deferred tax asset..............................................          $  28,054         $  74,700
                                                                                        =========         =========

         SFAS No. 109, Accounting for Income Taxes, requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. In 1997 the Company reduced the valuation allowance by $59.9 million from its 1996 balance principally for the portion of its NOL (a predecessor company tax attribute) that it anticipates will, more likely than not, be utilized. The remaining valuation allowance of $28.5 million is necessary because at this time the Company has not determined it is more likely than not that the balance of the deferred tax assets will be fully realized. The Company continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, the Company were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8        SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                       1998          1997          1996
                                                                       ----          ----          ----
                                                                               (IN THOUSANDS)
     Non-cash transactions:
         Notes payable issued for equipment purchase deposits       $ 45,500     $ 10,500        $ 26,112
         Notes payable canceled under the aircraft
            purchase agreement                                        12,596       36,019               -
         Equipment acquired through capital lease                        230            -               -
     Cash transactions:
         Interest paid, net of amounts capitalized                    22,184       30,830          37,555
         Income taxes paid                                            20,963          205             498


9.       INVESTMENTS IN DEBT SECURITIES

         Cash equivalents and short-term investments as of December 31 are classified as follows:

                                                                                               1998         1997
                                                                                               ----         ----
                                                                                               (IN THOUSANDS)
    Debt securities issued by the U.S. Treasury and other U.S. government agencies.....    $ 53,519     $ 39,214
    Corporate notes....................................................................      82,195      132,275
    Other debt securities..............................................................         131          149
                                                                                           --------     --------
                                                                                            135,845      171,638
    Cash...............................................................................            -         665
                                                                                           --------     --------
               Total cash, cash equivalents and short-term investments.................    $135,845     $172,303
                                                                                           ========     ========

10.      EXTRAORDINARY LOSS

         In June 1996, the Company had an extraordinary loss of $1.1 million net of an income tax benefit of $918,000 for the write-off of debt issuance costs relating to the prepayment of $25 million of its 10 3/4% Senior Unsecured Notes.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.      EARNINGS PER SHARE

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                 1998              1997              1996
                                                                                 ----              ----              ----
                                                                            (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
BASIC EARNINGS PER SHARE

Income before extraordinary item ....................................    $    108,571      $     74,970      $      9,610
Extraordinary item, net .............................................            --                --              (1,105)
                                                                         ------------      ------------      ------------
Income applicable to common stock ...................................    $    108,571      $     74,970      $      8,505
                                                                         ============      ============      ============

Weighted average common shares outstanding ..........................      42,102,211        44,528,575        44,931,953

Basic earnings per share:
  Income before extraordinary item ..................................    $       2.58      $       1.68      $        .21

  Extraordinary item ................................................              --                --              (.02)
                                                                         ------------      ------------      ------------
  Net income ........................................................    $       2.58      $       1.68      $        .19
                                                                         ============      ============      ============
DILUTED EARNINGS PER SHARE

Income before extraordinary item ....................................    $   108,571       $     74,970      $      9,610
Extraordinary item, net .............................................            --                --              (1,105)
                                                                         ------------      ------------      ------------
Income applicable to common stock ...................................    $   108,571       $     74,970      $      8,505
                                                                         ===========       ============      ============
Share computation:
  Weighted average common shares outstanding ........................      42,102,211        44,528,575        44,931,953
  Assumed exercise of stock options and warrants ....................       3,105,982         1,542,375         2,800,982
                                                                         ------------      ------------      ------------
  Weighted average common shares
        outstanding as adjusted .....................................      45,208,193        46,070,950        47,732,935
                                                                           ==========        ==========        ==========
Diluted earnings per share:
  Income before extraordinary item ..................................    $       2.40      $       1.63       $       .20

  Extraordinary item ................................................              --                --              (.02)
                                                                         ------------      ------------      ------------
  Net income ........................................................    $       2.40      $       1.63       $       .18
                                                                         ============      ============       ===========


     For the years ended December 31, 1998, 1997 and 1996, options of 1,843,391, 1,089,016 and 597,080, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock. (See Note 17, "Subsequent Events".)

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


12.      COMMITMENTS AND CONTINGENCIES

         (a)  Leases

         As of December 31, 1998, the Company had 92 aircraft under operating leases with remaining terms ranging from one year to approximately 21 years. The Company has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments and provide the aircraft lessors with the option during the lease term to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

         At December 31, 1998, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                              (IN THOUSANDS)
1999.....................................      $   290,438
2000.....................................          278,996
2001.....................................          243,914
2002.....................................          216,850
2003.....................................          167,367
Thereafter...............................          914,568
                                               -----------
                                               $ 2,112,133
                                               ===========

         Rent expense (excluding landing fees) was approximately $330 million, $308 million and $281 million for the years ended December 31, 1998, 1997, and 1996, respectively.

         Collectively, the operating lease agreements require security deposits with lessors of $15.6 million and bank letters of credit of $19.8 million. The letters of credit are collateralized by $19.8 million of restricted cash as of December 31, 1998.

     (b)  Revenue Bonds

         Special facility revenue bonds issued by a municipality have been used to fund the acquisition of leasehold improvements at the Phoenix Sky Harbor International Airport in space which has been leased by the Company. Under the operating lease agreements with the airport, the Company is required to make rental payments sufficient to pay principal and interest when due on the bonds. Payment of principal and interest at 8.3% on the Series 1994A Bonds ends on January 1, 2006 and payment of principal and interest at 8.2% on the Series 1994B Bonds ends on January 1, 1999. At December 31, 1998, the aggregate outstanding balance of Series 1994 Bonds was $11.1 million.

     (c)  Aircraft Acquisitions

         At December 31, 1998, AWA had firm commitments to AVSA for a total of 19 Airbus A319-100 and 9 Airbus A320-200 aircraft with delivery through 2001 at a net cost of approximately $1.0 billion based on a 3.5% annual price escalation. An additional 10 A320s are scheduled for delivery in 2000 to 2002 and are subject to reconfirmation no later than 21 months prior to delivery. The agreements with AVSA provide, subject to certain conditions, aircraft and "backstop" financing assistance. The agreement also includes options to purchase an additional 40 A320 family aircraft during 2001 through 2005, and certain rights to convert firmly ordered A319s to A320s or larger A321 aircraft.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The Company has an agreement with International Aero Engines ("IAE") which provides for the purchase by the Company of seven new V2500-A5 spare engines scheduled for delivery through 2000 for use on certain of the A320 fleet. Such engines have an estimated aggregate cost of $49 million.

         The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                                               (IN THOUSANDS)
1999.......................................     $    464,072
2000.......................................          301,068
2001.......................................          179,288
                                                ------------
                                                $    944,428
                                                ============

          In October 1998, America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of, at AWA's election, a leveraged lease financing or a mortgage financing of the relevant aircraft. The Pass Through Trust Certificates are not direct obligations of, or guaranteed by AWA. The combined effective interest rate on the financing is 6.99 percent. Three Airbus A319 aircraft that are the subject of this financing were delivered in the 1998 fourth quarter. The remaining aircraft will be delivered through August 1999.

     (d)  FAA Settlement

         In July 1998, AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA did not admit any wrongdoing, has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. An additional civil penalty of $2.5 million will be forgiven upon implementation of the terms of the agreement.

     (e)  Contingent Legal Obligations

         Holdings and AWA are named defendants in a number of additional lawsuits and proceedings arising in the ordinary course of business. While the outcome of the contingencies, lawsuits or other proceedings cannot be predicted with certainty, management currently expects that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition and results of operations of the Company.

'                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


13.      RELATED PARTY TRANSACTIONS

         In March 1997, AWA purchased 1.91 million of its publicly traded warrants from TPG and certain of its affiliates for approximately $13.3 million

         The Company has entered into various aircraft leasing arrangements with GPA Group plc ("GPA") at terms comparable to those obtained from third parties for similar transactions. The Company currently leases four aircraft from GPA and the rental payments for such leases amounted to $19.2 million, $31.9 million and $62.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company was obligated to pay approximately $260 million under the GPA leases which expire at various dates through the year 2013.

         In June 1997, America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to AWA. Under the arrangements, the financial benefits of the transactions are shared among AWA, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA, the original lessees under the restructured leases.

         As part of the Company's reorganization in 1994, Continental Airlines made an investment in the Company, and the Company entered into an alliance agreement related to code-sharing arrangements and ground handling operations. The Company paid Continental approximately $27.8 million, $25.2 million and $21.7 million and also received approximately $20.5 million, $13.4 million and $13 million in 1998, 1997 and 1996, respectively, from Continental pursuant to these agreements.

         Mr. John F. Fraser, chairman of the board of Air Canada, served as a director of the Company until May 20, 1998. The Company has a maintenance contract with Air Canada on terms comparable to those obtained from third parties for similar transactions. The Company's payments under the maintenance contract were $9.4 and $5.9 million in 1998 and 1997, respectively.

14.      NONRECURRING SPECIAL CHARGE

         During the third quarter of 1996, the Company recorded a nonrecurring special charge of approximately $65.1 million. Approximately $49.7 million of the charge was associated with the Company's renegotiation of an aircraft purchase agreement with AVSA, the re-evaluation of the Company's facilities, and the completion of its plan for the disposition of certain aircraft inventories and equipment. The charge included $18.8 million for cancellation penalty payments and the write-off of capitalized interest on advance payments; a provision for maintenance costs on certain leased aircraft currently scheduled to be returned due to accelerated deliveries under the new AVSA agreement; $7.5 million to reduce the carrying value of certain under-utilized facilities and $23.4 million to write-down certain aircraft related inventories and equipment to estimated fair value. The remaining $15.4 million of the charge represented loss contingencies based on estimated settlements of pending and threatened litigation.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 1998 and 1997 follows (in thousands of dollars except per share amounts):

                                                                       1ST          2ND          3RD           4TH
                                                                     QUARTER      QUARTER      QUARTER       QUARTER
                                                                     -------      -------      -------       -------
1998
Operating revenues............................................      $483,216     $533,695     $499,268      $507,105
Operating income..............................................        49,407       76,741       45,986        36,929
Nonoperating expense, net.....................................        (5,151)      (2,993)      (2,244)       (4,329)
Income tax expense............................................       (19,118)     (32,331)     (21,878)      (12,448)
Net income....................................................        25,138       41,417       21,864        20,152
Earnings per share:
  Basic.......................................................           .57          .95          .52           .52
  Diluted.....................................................           .53          .86          .49           .51


                                                                       1ST          2ND         3RD            4TH
                                                                     QUARTER      QUARTER     QUARTER        QUARTER
                                                                     -------      -------     -------        -------
1997
Operating revenues............................................      $462,187     $477,756    $462,122      $472,891
Operating income..............................................        33,463       50,583      36,984        40,796
Nonoperating expense, net.....................................        (7,526)      (7,819)     (1,343)       (5,137)
Income tax expense............................................       (11,983)     (19,756)    (17,719)      (15,573)
Net income....................................................        13,954       23,008      17,922        20,086
Earnings per share:
  Basic.......................................................           .31          .52         .40           .45
  Diluted.....................................................           .30          .50         .40           .43

         The sum of quarterly earnings per share amounts is not the same as annual earnings per share amounts due to rounding.

16       SEGMENT DISCLOSURES

         In 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way public business enterprises report information about operating segments in annual financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas, and major customers.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Segment reporting financial data as of and for the years ended December 31, 1998, 1997 and 1996 follows (in thousands of dollars):

                                                              DECEMBER 31, 1998
                                                              -----------------
                                                Airline        TLC        Other/Eliminations          Total
                                                -------        ---        -------------------         -----
         Operating revenue                   $ 1,968,714     $54,764      $    (194)                  $ 2,023,284
         Depreciation & amortization              49,026         519              -                        49,545
         Amortization of
           reorganization value                   19,896       1,600              -                        21,496
         Operating income (loss)                 197,846      15,278         (4,061)                      209,063
         Capital expenditures                    176,337         659                                      176,996
         Segment assets                        1,594,644      57,823       (127,437)                    1,525,030

                                                              DECEMBER 31, 1997
                                                              -----------------
                                                                 Pro forma
                                               ------------------------------------------------
                                               Airline         TLC           Other/Eliminations          Total
                                               -------         ---           ------------------          -----
         Operating revenue                   $ 1,874,956     $52,751       $(52,751)                     $ 1,874,956
         Depreciation & amortization              48,158         432              -                           48,590
         Amortization of
          reorganization value                    22,444       1,332              -                           23,776
         Operating income (loss)                 149,848      12,725           (747)                         161,826
         Capital expenditures                    154,969           -             -                           154,969
         Segment assets                        1,498,514      48,817           (540)                       1,546,791

                                                              DECEMBER 31, 1996
                                                              -----------------
                                                                  Pro forma
                                              ------------------------------------------------
                                               Airline       TLC           Other/Eliminations             Total
                                               -------       ---           ------------------             -----
         Operating revenue                 $ 1,739,526     $49,743        $(49,743)                      $ 1,739,526
         Depreciation & amortization            52,383         554              -                             52,937
         Amortization of
           reorganization value                 23,929       1,334              -                             25,263
         Operating income (loss)                55,408      13,258              -                             68,666
         Capital expenditures                  155,742           -              -                            155,742
         Segment assets                      1,562,582      35,095             (27)                        1,597,650

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


17.      SUBSEQUENT EVENTS

     (a) Warrant Buyback

         In January 1999, AWA repurchased 177,400 of its publicly traded warrants for $1.4 million. The equity repurchase was made pursuant to the Company's stock repurchase program encompassing up to 5.0 million shares of Class B Common Stock and all outstanding warrants.

    (b) Interest in Acquisition of AWA

         On January 20, 1999 the Company announced that it has been contacted by a number of airlines expressing interest in possible transactions ranging from a strategic alliance to a merger or similar business combination. On February 22, 1999 the Company announced that it had terminated consideration of expressions of interest in the acquisition of AWA.

    (c) Borrowing Under Credit Facility

         On February 19, 1999 AWA borrowed $94.3 million, the total amount available under its senior secured revolving credit facility (see Note 2, "Long-term Debt" in Notes to Consolidated Financial Statements), to provide additional liquidity in the event of service disruptions related to the Company's contract negotiations with its flight attendants. On March 20, 1999, after the date of the auditors' report, the Company reported that it had reached a tentative agreement with the Association of Flight Attendants on a five-year collective bargaining agreement. The Company intends to repay this amount on April 19, 1999 in accordance with the terms of the credit facility.

ITEM 8B. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST AIRLINES, INC. ("AWA")

         Balance sheets of AWA as of December 31, 1998 and 1997, and the related statements of income, cash flows and stockholder's equity for each of the years in the three-year period ended December 31, 1998, together with the related notes and the report of KPMG LLP, independent certified public accountants, are set forth on the following pages.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
America West Airlines, Inc.:

         We have audited the accompanying balance sheets of America West Airlines, Inc. as of December 31, 1998 and 1997, and the related statements of income, cash flows and stockholder's equity for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                                        KPMG LLP


Phoenix, Arizona
March 10, 1999

                           AMERICA WEST AIRLINES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                   1998           1997
                                                                                                   ----           ----
ASSETS

Current assets:
   Cash and cash equivalents........................................................        $   107,234    $   171,638
   Short-term investments...........................................................             27,485              -
   Accounts receivable, less allowance for doubtful accounts of
      $3,268 in 1998 and $3,850 in 1997.............................................             87,048         88,138
   Advances to parent company and affiliate, net....................................            116,128              -
   Expendable spare parts and supplies, less allowance for obsolescence
      of $4,112 in 1998 and $2,495 in 1997..........................................             31,147         27,135
   Prepaid expenses.................................................................             33,516         36,917
                                                                                             ----------     ----------
      Total current assets..........................................................            402,558        323,828
                                                                                             ----------     ----------
Property and equipment:
   Flight equipment.................................................................            931,134        783,384
   Other property and equipment.....................................................            152,298        143,172
   Equipment purchase deposits......................................................             83,649         45,246
                                                                                             ----------     ----------
                                                                                              1,167,081        971,802
   Less accumulated depreciation and amortization...................................            408,065        276,430
                                                                                             ----------     ----------
                                                                                                759,016        695,372
                                                                                             ----------     ----------
Other assets:
   Restricted cash..................................................................             32,512         57,158
   Reorganization value in excess of amounts allocable to identifiable assets, net..            311,697        363,268
   Deferred income taxes............................................................             27,440         74,700
   Other assets, net................................................................             61,421         33,005
                                                                                             ----------     ----------
                                                                                                433,070        528,131
                                                                                             ----------     ----------
                                                                                             $1,594,644     $1,547,331
                                                                                             ==========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt.............................................        $    80,439    $    54,000
   Accounts payable.................................................................            102,105        140,908
   Air traffic liability............................................................            196,013        173,149
   Accrued compensation and vacation benefits.......................................             47,081         37,277
   Accrued taxes....................................................................             40,809         36,376
   Other accrued liabilities........................................................             40,467         43,574
                                                                                             ----------     ----------
      Total current liabilities.....................................................            506,914        485,284
                                                                                             ----------     ----------
Long-term debt, less current maturities.............................................            207,906        272,760
Deferred credits and other liabilities..............................................            110,599        104,519
Commitments and contingencies
Stockholder's equity:
   Class B common stock, $.01 par value.  Authorized 1,000 shares;  issued and
      outstanding 1,000 shares......................................................                  -              -
   Additional paid-in capital.......................................................            523,126        539,301
   Retained earnings................................................................            246,099        145,467
                                                                                             ----------     ----------
          Total stockholder's equity................................................            769,225        684,768
                                                                                             ----------     ----------
                                                                                             $1,594,644     $1,547,331
                                                                                             ==========     ==========

                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                        1998              1997             1996
                                                                        ----              ----             ----
Operating revenues:
     Passenger...............................................      $ 1,858,551       $ 1,764,206       $ 1,637,762
     Cargo...................................................           45,551            51,699            46,519
     Other...................................................           64,612            59,051            55,245
                                                                   -----------       -----------       -----------
          Total operating revenues...........................        1,968,714         1,874,956         1,739,526
                                                                   -----------       -----------       -----------

Operating expenses:
     Salaries and related costs..............................          448,049           418,212           385,840
     Aircraft rents..........................................          244,088           223,423           202,237
     Other rents and landing fees............................          119,089           119,470           111,947
     Aircraft fuel...........................................          194,360           243,423           233,522
     Agency commissions......................................          117,483           151,293           133,015
     Aircraft maintenance materials and repairs..............          182,844           146,618           125,768
     Depreciation and amortization...........................           49,026            48,590            52,937
     Amortization of reorganization value in excess of
        amounts allocable to identifiable assets.............           19,896            23,776            25,263
     Nonrecurring special charge.............................                -                 -            65,098
     Other...................................................          396,033           337,578           335,233
                                                                   -----------       -----------       -----------
        Total operating expenses.............................        1,770,868         1,712,383         1,670,860
                                                                   -----------       -----------       -----------

Operating income.............................................           197,846           162,573           68,666
                                                                   ------------      ------------      -----------

Nonoperating income (expenses):
     Interest income.........................................           20,682            17,432            12,861
     Interest expense, net ..................................          (33,807)          (39,110)          (46,866)
     Gain (loss) on disposition of property and equipment                 (638)           (1,710)            1,288
     Other, net..............................................              474             1,488            (1,456)
                                                                   -----------       -----------       -----------
        Total nonoperating expenses, net.....................          (13,289)          (21,900)          (34,173)
                                                                   -----------       -----------       -----------

        Income before income taxes and extraordinary item....          184,557           140,673            34,493
                                                                   -----------       -----------       -----------
Income taxes.................................................           81,541            65,343            24,883
                                                                   -----------       -----------       -----------
     Income before extraordinary item........................          103,016            75,330             9,610
Extraordinary item, net of tax...............................                -                 -            (1,105)
                                                                   ------------      -----------       -----------
     Net income..............................................      $   103,016       $    75,330       $     8,505
                                                                   ===========       ===========       ===========


                See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                                  1998             1997           1996
                                                                                  ----             ----           ----
Cash flows from operating activities:
  Net income.......................................................        $    103,016     $    75,330     $     8,505
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................              49,026          48,590          52,937
    Amortization of capitalized maintenance........................              89,347          66,143          39,679
    Amortization of reorganization value...........................              19,896          23,776          25,263
    Income taxes attributable to reorganization items and other....                   -          59,444          23,091
    Amortization of deferred credits...............................              (6,798)        (10,405)        (11,563)
    Nonrecurring special charge....................................                   -               -          65,098
    Extraordinary item and other...................................              14,009           5,674           3,989
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable, net..................            (115,471)         18,077         (37,121)
  Increase in expendable spare parts and supplies, net.............              (4,012)         (5,712)         (3,793)
  Decrease (increase) in prepaid expenses..........................                 904          10,551          (2,252)
  Decrease (increase) in other assets, net.........................              43,267         (33,042)         (3,173)
  Increase (decrease) in accounts payable..........................             (38,803)         25,450          26,301
  Increase (decrease) in air traffic liability.....................              22,864         (40,907)         22,312
  Increase (decrease) in accrued compensation
     and vacation benefits.........................................              10,530           7,192         (11,531)
  Increase (decrease) in accrued taxes.............................              51,706         (35,671)         37,688
  Increase (decrease) in other accrued liabilities.................                (705)         (1,262)          8,315
  Decrease in other liabilities....................................              (7,435)         (8,871)        (13,411)
                                                                           ------------     -----------     -----------
      Net cash provided by operating activities....................             231,341         204,357         230,334
                                                                           ------------     -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment..............................            (176,337)       (154,969)       (155,742)
  Sale (purchase) of short-term investments........................             (27,485)         39,131         (39,131)
  Other............................................................              (3,853)        (14,017)         (4,082)
                                                                           ------------     -----------     -----------
      Net cash used in investing activities........................            (207,675)       (129,855)       (198,955)
                                                                           ------------     -----------     -----------
Cash flows from financing activities
  Proceeds from issuance of debt...................................                   -          30,000               -
  Repayment of debt................................................             (71,495)        (55,411)        (79,216)
  Acquisition of warrants..........................................             (16,175)        (13,342)        (18,141)
  Acquisition of treasury stock....................................                   -               -         (23,964)
  Other............................................................                (400)        (1,610)           3,074
                                                                           ------------     -----------     -----------
    Net cash used in financing activities..........................             (88,070)        (40,363)       (118,247)
                                                                           ------------     -----------     -----------
    Net increase (decrease) in cash and cash equivalents...........             (64,404)         34,139         (86,868)
                                                                           ------------     -----------     -----------
Cash and cash equivalents at beginning of year.....................             171,638         137,499         224,367
                                                                           ------------     -----------     -----------
Cash and cash equivalents at end of year...........................        $    107,234     $   171,638     $   137,499
                                                                           ============     ===========     ===========
Cash, cash equivalents and short-term investments at end of year...        $    134,719     $   171,638     $   176,630
                                                                           ============     ===========     ===========


                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                   Class A       Class B    Additional                   Class B
                                                   Common        Common      Paid-In       Retained     Treasury
                                                   Stock         Stock       Capital       Earnings       Stock         Total
                                                   -----         -----       -------       --------       -----         -----
BALANCE AT JANUARY 1, 1996 ..................   $      12     $     441     $ 588,927     $  61,632    $  (1,540)    $ 649,472
                                                ---------     ---------     ---------     ---------    ---------     ---------
Issuance of 12,725 shares and 314,001 shares
   of Class B common stock pursuant to
   the exercise of stock warrants and stock
   options ..................................        --               3         3,071          --           --           3,074
Issuance of 158,000 shares of  Class B
   restricted stock .........................        --               2         2,761          --           --           2,763
Purchase of 1,270,000 shares and return
   of 21,911 shares of Class B treasury stock        --            --             293          --        (24,257)      (23,964)
Issuance of 50,000 shares of  Class B
treasury ...........................stock ...        --            --             356          --            688         1,044
Repurchase of 2,187,475 warrants at
   $8.29 per warrant ........................        --            --         (18,141)         --           --         (18,141)
Net income ..................................        --            --            --           8,505         --           8,505
Purchase of stock option from Holdings ......        --            --         (62,373)         --           --         (62,373)
Contribution of capital by Holdings .........        --            --          62,400          --           --          62,400
Reorganization as wholly-owned
  subsidiary of Holdings ....................         (12)         (446)      (24,651)         --         25,109          --
                                                ---------     ---------     ---------     ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1996 ................        --            --         552,643        70,137         --         622,780
                                                ---------     ---------     ---------     ---------    ---------     ---------
Repurchase of 1,911,523 warrants at
   $6.98 per warrant                                 --            --         (13,342)         --           --         (13,342)
Net income ..................................        --            --            --          75,330         --          75,330
                                                ---------     ---------     ---------     ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1997 ................        --            --         539,301       145,467         --         684,768
Repurchase of 2,906,867
   warrants at $5.56 per warrant ............        --            --         (16,175)         --           --         (16,175)
Dividend to Holdings ........................        --            --            --          (2,384)        --          (2,384)
Net income ..................................        --            --            --         103,016         --         103,016
                                                ---------     ---------     ---------     ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1998 ................   $    --       $    --       $ 523,126     $ 246,099    $    --       $ 769,225
                                                =========     =========     =========     =========    =========     =========


                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         America West Holdings Corporation ("Holdings"), a Delaware corporation, became the holding company for America West Airlines, Inc. ("AWA"), effective midnight, December 31, 1996. Holdings' primary business activity is ownership of all the capital stock of AWA, the ninth largest commercial airline carrier in the United States serving 57 destinations in the U.S., Canada and Mexico.

     (a)  Cash, Cash Equivalents and Short-term Investments

         Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

     (b)  Expendable Spare Parts and Supplies

         Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

     (c)  Property and Equipment

         Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 1998 and 1997 was $4.1 million and $600,000, respectively. No interest was capitalized for the year ended December 31, 1996. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

         The estimated useful lives for AWA's ground property and equipment range from three to 12 years for owned property and equipment and up to 30 years for the reservation and training center and technical support facilities. The estimated useful lives of AWA's owned aircraft, jet engines, flight equipment and rotable parts range from 11 to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

         Effective October 1, 1998, AWA extended the estimated depreciable service lives of certain owned Boeing 737-200 aircraft which will be modified to meet the Federal Aviation Administration's ("FAA") Stage III noise reduction requirements. This change increased the average depreciable life by approximately four years and reduced depreciation expense in the 1998 fourth quarter by $2.0 million.

         AWA records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     (d)  Restricted Cash

         Restricted cash includes cash deposits securing certain letters of credit.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     (e)  Aircraft Maintenance and Repairs

         Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense. Additionally, an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has been recorded.

     (f) Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

         Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1998, 1997 and 1996 was $112.0 million, $92.1 million and $68.4 million, respectively. In accordance with SFAS No. 121, AWA assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

     (g)  Frequent Flyer Awards

         AWA maintains a frequent travel award program known as "FlightFund" that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

     (h)  Deferred Credit-Operating Leases

         Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1998 and 1997, the unamortized balance of the deferred credit was $78.6 million and $85.3 million, respectively.

     (i)  Passenger Revenue

         Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

     (j)  Advertising Costs

         AWA expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $16.2 million, $25.8 million and $26.6 million, respectively.

     (k)  Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     (l)   New Accounting Standards


         In 1998 AWA adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-1 requires that certain internal and external costs be expensed or capitalized when incurred to develop or obtain software for internal use. Generally, costs incurred during the preliminary project and post-implementation/operation stages, as well as conversion and general and administrative costs are to be expensed as incurred. Certain costs incurred during the application and development stage are to be capitalized.

         SOP 98-5 requires that the costs of start-up activities, which include start-up costs, organization costs, preopening costs and preoperating costs, be expensed as incurred. This SOP also amends certain provisions of SOP 88-1 "Accounting for Developmental and Preoperating Costs, Purchases and Exchanges of Take-off and Landing Slots, and Airframe Modifications" by requiring that preoperating costs relating to the integration of new types of aircraft be expensed as incurred.

         The effect of initially applying the provisions of SOP 98-1 and SOP 98-5 was not material to the accompanying financial statements.

         In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"), a hedge of the exposure to variable cash flows of a forecasted transaction ("cash flow hedge"), or a hedge of the foreign currency exposure ("foreign currency hedge") of a net investment in a foreign operation or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In accounting for a fair value hedge, the derivative hedging instrument will be measured at fair value with the mark to fair value being recorded in earnings. In a cash flow hedge, the derivative hedging instrument will be measured at fair value with the effective portion of the gains or losses on the derivative hedging instrument initially being reported in other comprehensive income. AWA will adopt SFAS No. 133 in 2000. SFAS No. 133 is not expected to have a material effect on AWA's results of operations or financial position.

     (m)  Use of Estimates

         Management of AWA has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (n)  Reclassification

         Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


2.       LONG-TERM DEBT

         Long-term debt at December 31 consists of the following:

                                                                                              1998             1997
                                                                                              ----             ----
                                                                                                (IN THOUSANDS)
SECURED
Notes payable, primarily fixed interest rates of 6.625% to 10.79%, averaging
   9.44%, installments due 1999 through 2008....................................           $164,173        $194,008
Revolving credit facility, floating interest rates of one-month LIBOR +1.625%,
averaging 7.59%, installments due through 1999 (a)..............................                  -          30,000
Industrial development revenue bonds, variable interest rate of 3.3% to 4.95%,
   averaging 4.02%, due 2016 (b)..............................................                    -          29,300
                                                                                          ---------       ---------
                                                                                            164,173         253,308
                                                                                          ---------       ---------
UNSECURED
10 3/4% Senior Unsecured Notes, face amount of $50 million, interest
   only payments until due in 2005 (c)..........................................             48,612          48,197
Notes payable, interest rates of 90-day LIBOR +1.25%, averaging
   6.52%, installments due through 1999.........................................             45,500          24,905
Industrial development bonds, fixed interest rate of 6.3% due 2023 (b)..........             29,300               -
Other...........................................................................                760             350
                                                                                          ---------       ---------
                                                                                            124,172          73,452
                                                                                          ---------       ---------
Total long-term debt............................................................            288,345         326,760
Less:  current maturities.......................................................             80,439          54,000
                                                                                          ---------       ---------
                                                                                          $ 207,906       $ 272,760
                                                                                          =========       =========

---------------

(a) AWA has a $100 million senior secured revolving credit facility with a group of financial institutions which expires in December 2002. The remaining four-year term of the agreement is comprised of a one year revolving credit arrangement, with an option to extend the expiration date for one additional year or convert outstanding borrowings into a three year term loan. Borrowings under this credit facility will accrue interest at either the "base rate" (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the "adjusted eurodollar rate" (LIBOR rate adjusted for certain reserve requirements in respect to "Eurodollar liabilities") plus the applicable margin based on Moody's rating of AWA's senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 1998, $92.7 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of December 31, 1998.

(b) In April 1998, AWA completed the refunding of its $29.3 million variable rate industrial development revenue bonds due 2016 ("old bonds") by issuing $29.3 million of 6.3 percent fixed rate industrial development revenue bonds due April 2023 ("new bonds"). Interest on the new bonds is payable semiannually (April 1 and October 1) and commenced on October 1, 1998. The new bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices; 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter. As a result of the refinancing, $29.9 million of cash, which secured the irrevocable direct pay letter of credit that backed the old bonds, was released and available for general corporate purposes.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


(c) The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of AWA on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

                  SEPTEMBER 1,                                   PERCENTAGE
                  ------------                                   ----------
                  2000......................                     105.375%
                  2001......................                     103.583%
                  2002......................                     101.792%
                  2003 and thereafter.......                     100.000%

         Secured financings totaling $164.2 million are collateralized by assets, primarily aircraft and engines, with a net book value of $310.9 million at December 31, 1998.

         At December 31, 1997, the estimated maturities of long-term debt are as follows:

                                                             (IN THOUSANDS)
               1999...................................            $80,439
               2000...................................             19,929
               2001...................................             19,805
               2002...................................             19,632
               2003...................................             19,632
               Thereafter.............................            128,908
                                                                 --------
                                                                 $288,345
                                                                 ========

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which AWA was in compliance at December 31, 1998.

3.       CAPITAL STOCK

         Effective midnight, December 31, 1996, AWA became a wholly-owned subsidiary of Holdings and each share of AWA Class A and Class B Common Stock and options to purchase Class B Common Stock were exchanged for one share of Holdings Class A or Class B Common Stock and options to purchase Class B Common Stock. Holdings' Class B Common Stock is listed on the New York Stock Exchange.

      Warrants

         On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants are exercisable by the holders any time before August 25, 1999 and 10.4 million shares of Class B Common Stock were reserved for the exercise of these warrants. As of December 31, 1998, approximately 7.0 million warrants have been repurchased by AWA for approximately $47.7 million. As of December 31, 1998, 48,148 warrants have been exercised at $12.74 per share. As part of the holding company formation transaction, the AWA warrants became rights to acquire shares of Holdings Class B Common Stock. AWA has made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable to Holdings due December 31, 2005 with an interest rate of 11%.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


         Subsequently, Holdings made a capital contribution to AWA by issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%. AWA has the right on December 31, 2005 to repay all or a portion of the then outstanding principal balance of its note payable by offsetting by an equal amount the then outstanding principal balance of its note receivable and thus, these notes have been offset in the accompanying financial statements in accordance with applicable accounting standards.

       Common Stock

         The holders of common stock are entitled to one vote for each share of stock held by the holder. Holders of common stock have no right to cumulate their votes in the election of directors. The holders of common stock are entitled to receive, when and if declared by the Board of Directors, out of the assets of AWA which are by law available, dividends payable either in cash, in stock or otherwise.

4.       EMPLOYEE BENEFIT PLAN

         AWA has a 401(k) defined contribution plan, covering essentially all employees of AWA. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $10,000 in 1998. The Company's matching contribution is determined annually by the Board of Directors. AWA's contribution expense to the plan totaled $6.8 million, $6.1 million and $5.9 million in 1998, 1997 and 1996, respectively.

5.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a)      Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

         The carrying amount approximates fair value because of the short-term nature of these instruments.

     Long-term Debt

         At December 31, 1998 and 1997, the fair value of long-term debt was approximately $292 million and $330 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

(b)      Fuel Price Risk Management

         Under its fuel hedging program, AWA may enter into certain protective cap and fixed price swap transactions with approved counterparties for a period generally not exceeding twelve months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 1998, AWA had entered into fixed price swap transactions hedging approximately 35% of its projected 1999 fuel requirements.

         AWA is exposed to credit risks in the event any counterparty fails to meet its obligations. AWA does not anticipate such non-performance as counterparties are selected based on credit ratings, exposure to any one counterparty is limited based on formal guidelines and the relative market positions with such counterparties are closely monitored.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

(c)      Concentration of Credit Risk

         AWA does not believe it is subject to any significant concentration of credit risk. Most of AWA's receivables result from tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on AWA. These receivables are short-term, generally being settled shortly after the sale.

6.       INCOME TAXES

         AWA recorded income tax expense (exclusive of extraordinary item) as follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                         1998             1997            1996
                                                         ----             ----            ----
                                                                   (IN THOUSANDS)
Current Taxes:
   Federal......................................     $  29,322        $   2,622       $     943
   State........................................         4,959            3,277             849
                                                     ---------        ---------       ---------
         Total current taxes....................        34,281            5,899           1,792
                                                     ---------        ---------       ---------
Deferred taxes..................................        47,260                -               -
                                                     ---------        ---------       ---------
Income taxes attributable to
   reorganization items and other...............            -            59,444          23,091
                                                     ---------        ---------       ---------
Total income tax expense........................     $  81,541        $  65,343       $  24,883
                                                     =========        =========       =========

         AWA's emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, AWA's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce AWA's actual income tax liability. In 1997 and 1996, the excess of financial expense over AWA's actual income tax liability was applied to reduce the balance of AWA's reorganization value in excess of amounts allocable to identifiable assets.

         For the year ended December 31, 1996, AWA recognized an income tax benefit of $918,000 arising from an extraordinary charge.

         Income tax expense, exclusive of extraordinary item, differs from amounts computed at the federal statutory income tax rate as follows:

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                          1998            1997            1996
                                                          ----            ----            ----
                                                                   (IN THOUSANDS)
Income tax expense at U.S. statutory rate.......       $64,595          $49,236         $12,073
State income taxes, net of federal income
   tax benefit..................................         7,431            5,967           1,984
Nondeductible amortization of reorganization
   value in excess of amounts allocable
   to identifiable assets.......................         6,964            8,322           8,842
Other, net......................................         2,551            1,818           1,984
                                                       -------          -------         -------
   Total........................................       $81,541          $65,343         $24,883
                                                       =======          =======         =======

         As of December 31, 1998, AWA has available net operating loss carryforwards ("NOL"), business tax credit carryforwards and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $239.0 million, $12.7 million and $570,000, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 1999 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA's reorganization in 1994, AWA's ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

     Composition of Deferred Tax Items:

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of AWA's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                                                                            1998               1997
                                                                                            ----               ----
                                                                                             (IN THOUSANDS)
Deferred income tax liabilities
    Property and equipment, principally depreciation and "fresh start"
       differences............................................................          $(131,518)        $(122,164)
                                                                                        ---------         ---------
Deferred tax assets
    Aircraft leases...........................................................             23,951            26,663
    Frequent flyer accrual....................................................              6,541             5,810
    Net operating loss carryforwards..........................................             91,587           144,396
    Tax credit carryforwards..................................................             13,272            16,585
    Other.....................................................................             52,155            31,958
                                                                                         --------          --------
       Total deferred tax assets..............................................            187,506           225,412
                                                                                         --------          --------
     Valuation allowance......................................................            (28,548)          (28,548)
                                                                                         --------          --------
          Net deferred tax asset..............................................           $ 27,440          $ 74,700
                                                                                         ========          ========

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


         Statement of Financial Accounting Standards ("SFAS"), No. 109, Accounting for Income Taxes requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. In 1997 AWA reduced the valuation allowance by $59.9 million from its 1996 balance principally for the portion of its NOL (a predecessor company tax attribute) that it anticipates will, more likely than not, be utilized. The remaining valuation allowance of $28.5 million is necessary because at this time AWA has not determined it is more likely than not that the balance of the deferred tax assets will be fully realized. AWA continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, AWA were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

7.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                                                   YEAR ENDED DECEMBER  31,
                                                                                   -------------------  ---
                                                                               1998          1997          1996
                                                                               ----          ----          ----
                                                                                       (IN THOUSANDS)
     Non-cash transactions:
         Notes payable issued for equipment purchase deposits......        $ 45,500      $ 10,500      $ 26,112
         Notes payable canceled under the aircraft
             purchase agreement....................................          12,596        36,019             -
         Equipment acquired through capital lease..................             230             -             -
     Cash transactions:
         Interest paid, net of amounts capitalized.................          22,184        30,830        37,555
         Income taxes paid.........................................          20,963           205           498

8.       INVESTMENTS IN DEBT SECURITIES

         Cash equivalents and short-term investments as of December 31 are classified as follows:

                                                                                               1998        1997
                                                                                               ----        ----
                                                                                                 (IN THOUSANDS)
    Debt securities issued by the U.S. Treasury and other U.S. government agencies......      $ 52,393    $ 39,214
    Corporate notes.....................................................................        82,195     132,275
    Other debt securities...............................................................           131         149
                                                                                              --------    --------
               Total cash equivalents and short-term investments........................      $134,719    $171,638
                                                                                              ========    ========

9.       EXTRAORDINARY LOSS

         In June 1996, AWA had an extraordinary loss of $1.1 million net of an income tax benefit of $918,000 for the write-off of debt issuance costs relating to the prepayment of $25 million of its 10 3/4% Senior Unsecured Notes.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

10.      COMMITMENTS AND CONTINGENCIES

     (a)  Leases

         As of December 31, 1998, AWA had 92 aircraft under operating leases with remaining terms ranging from one year to approximately 21 years. AWA has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments and provide the aircraft lessors with the option during the lease term to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. AWA also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

         At December 31, 1998, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                              (IN THOUSANDS)
1999.......................................    $    290,438
2000.......................................         278,996
2001.......................................         243,914
2002.......................................         216,850
2003.......................................         167,367
Thereafter.................................         914,568
                                               ------------
                                               $  2,112,133
                                               ============

         Rent expense (excluding landing fees) was approximately $330 million, $308 million and $281 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         Collectively, the operating lease agreements require security deposits with lessors of $15.6 million and bank letters of credit of $19.8 million. The letters of credit are collateralized by $19.8 million of restricted cash as of December 31, 1998.

     (b)  Revenue Bonds

         Special facility revenue bonds issued by a municipality have been used to fund the acquisition of leasehold improvements at the Phoenix Sky Harbor International Airport in space which has been leased by AWA. Under the operating lease agreements with the airport, AWA is required to make rental payments sufficient to pay principal and interest when due on the bonds. Payment of principal and interest at 8.3% on the Series 1994A Bonds ends on January 1, 2006 and payment of principal and interest at 8.2% on the Series 1994B Bonds ends on January 1, 1999. At December 31, 1998, the aggregate outstanding balance of Series 1994 Bonds was $11.1 million.

     (c)  Aircraft Acquisitions

At December 31, 1998, AWA had firm commitments to AVSA for a total of 19 Airbus A319-100 and 9 Airbus A320-200 aircraft with delivery through 2001 at a net cost of approximately $1.0 billion based on a 3.5% annual price escalation. An additional 10 A320s are scheduled for delivery in 2000 to 2002 and are subject to reconfirmation no later than 21 months prior to delivery. The agreements with AVSA provide, subject to certain conditions, aircraft and "backstop" financing assistance. The agreement also includes options to purchase an additional 40 A320 family aircraft during 2001 through 2005, and certain rights to convert firmly ordered A319s to A320s or larger A321 aircraft. reconfirmation no later than 21 months prior to delivery. The agreements with AVSA provide, subject to certain conditions, aircraft and "backstop" financing assistance. The agreement also includes options to purchase an additional 40 A320 family aircraft during 2001 through 2005, and certain rights to convert firmly ordered A319s to A320s or larger A321 aircraft.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


         AWA has an agreement with International Aero Engines ("IAE") which provides for the purchase by AWA of seven new V2500-A5 spare engines scheduled for delivery through 2000 for use on certain of the A320 fleet. Such engines have an estimated aggregate cost of $49 million.

         The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                                              (IN THOUSANDS)
1999.......................................     $    464,072
2000.......................................          301,068
2001.......................................          179,288
                                                ------------
                                                $    944,428
                                                ============

         In October 1998, America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of, at AWA's election, a leveraged lease financing or a mortgage financing of the relevant aircraft. The Pass Through Trust Certificates are not direct obligations of, or guaranteed by AWA. The combined effective interest rate on the financing is 6.99 percent. Three Airbus A319 aircraft that are the subject of this financing were delivered in the 1998 fourth quarter. The remaining aircraft will be delivered through August 1999.

     (d)  FAA Settlement

         In July 1998, AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA did not admit any wrongdoing, has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. An additional civil penalty of $2.5 million will be forgiven upon implementation of the terms of the agreement.

     (e)  Contingent Legal Obligations

         Holdings and AWA are named defendants in a number of additional lawsuits and proceedings arising in the ordinary course of business. While the outcome of the contingencies, lawsuits or other proceedings cannot be predicted with certainty, management currently expects that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition and results of operations of AWA.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


11.      RELATED PARTY TRANSACTIONS

         In March 1997, AWA purchased 1.91 million of its publicly traded warrants from TPG Partners, L.P. and certain of its affiliates for approximately $13.3 million.

         AWA has entered into various aircraft leasing arrangements with GPA Group plc ("GPA") at terms comparable to those obtained from third parties for similar transactions. AWA currently leases four aircraft from GPA and the rental payments for such leases amounted to $19.2 million, $31.9 million and $62.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, AWA was obligated to pay approximately $260 million under the GPA leases which expire at various dates through the year 2013.

         In June 1997, America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to AWA. Under the arrangements, the financial benefits of the transactions are shared among AWA, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA, the original lessees under the restructured leases.

         As part of AWA's reorganization in 1994, Continental Airlines made an investment in AWA, and AWA entered into an alliance agreement related to code-sharing arrangements and ground handling operations. AWA paid Continental approximately $27.8 million, $25.2 million and $21.7 million and also received approximately $20.5 million, $13.4 million and $13 million in 1998, 1997 and 1996, respectively, from Continental pursuant to these agreements.

         Mr. John F. Fraser, chairman of the board of Air Canada, served as a director of AWA until May 20, 1998. AWA has a maintenance contract with Air Canada on terms comparable to those obtained from third parties for similar transactions. AWA's payments under the maintenance contract were $9.4 and $5.9 million in 1998 and 1997, respectively.

         AWA provides air transportation and certain administrative services to The Leisure Company, a wholly owned subsidiary of Holdings that was formed on January 1, 1998. The cost of air transportation and administrative services are negotiated on an arms length basis. In 1998, AWA had net air transportation sales to TLC of $61.6 million and received $1.9 million under the services agreement.

12.      NONRECURRING SPECIAL CHARGE

         During the third quarter of 1996, AWA recorded a nonrecurring special charge of approximately $65.1 million. Approximately $49.7 million of the charge was associated with AWA's renegotiation of an aircraft purchase agreement with AVSA, the re-evaluation of AWA's facilities, and the completion of its plan for the disposition of certain aircraft inventories and equipment. The charge included $18.8 million for cancellation penalty payments and the write-off of capitalized interest on advance payments; a provision for maintenance costs on certain leased aircraft currently scheduled to be returned due to accelerated deliveries under the new AVSA agreement; $7.5 million to reduce the carrying value of certain under-utilized facilities and $23.4 million to write-down certain aircraft related inventories and equipment to estimated fair value. The remaining $15.4 million of the charge represented loss contingencies based on estimated settlements of pending and threatened litigation.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


13.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 1998 and 1997 follows (in thousands of dollars):

                                                                       1ST          2ND        3RD           4TH
                                                                     QUARTER      QUARTER    QUARTER       QUARTER
                                                                     -------      -------    -------       -------
1998
Operating revenues ...........................................      $470,953     $519,489   $485,424      $492,848
Operating income .............................................        47,823       73,792     41,447        34,784
Nonoperating expense, net.....................................        (4,891)      (2,222)    (2,076)       (4,100)
Income tax expense ...........................................       (18,540)     (31,381)   (20,078)      (11,542)
Net income ...................................................        24,392       40,189     19,293        19,142

                                                                       1ST          2ND        3RD           4TH
                                                                     QUARTER      QUARTER    QUARTER       QUARTER
                                                                     -------      -------    -------       -------
1997
Operating revenues ...........................................      $462,187     $477,756    $462,122      $472,891
Operating income .............................................        33,463       50,583      36,984        41,543
Nonoperating expense, net.....................................        (7,545)      (7,837)     (1,362)       (5,156)
Income tax expense ...........................................       (11,974)     (19,749)    (17,708)      (15,912)
Net income ...................................................        13,944       22,997      17,914        20,475

14.      SEGMENT DISCLOSURES

         In 1998 AWA adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way public business enterprises report information about operating segments in annual financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas, and major customers.

         AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying balance sheets and statements of income.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


15.      SUBSEQUENT EVENTS

         (a) Warrant Buyback

         In January 1999, AWA repurchased 177,400 of its publicly traded warrants for $1.4 million. The equity repurchase was made pursuant to Holdings' stock repurchase program encompassing all outstanding warrants.

         (b) Interest in Acquisition of AWA

         On January 20, 1999 Holdings announced that it had been contacted by a number of airlines expressing interest in possible transactions ranging from a strategic alliance to a merger or similar business combination. On February 22, 1999 the Company announced that it had terminated consideration of expressions of interest in the acquisition of AWA.

         (c) Borrowing Under Credit Facility

         On February 19, 1999 AWA borrowed $94.3 million, the total amount then available under its senior secured revolving credit facility (see Note 2, "Long-term Debt" in Notes to Financial Statements), to provide additional liquidity in the event of service disruptions related to the Company's contract negotiations with its flight attendants. On March 20, 1999, after the date of the auditors' report, AWA reported that it had reached a tentative agreement with the Association of Flight Attendants on a five-year collective bargaining agreement. The Company intends to repay the amount on April 19, 1999 in accordance with the terms of the credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information respecting continuing directors and nominees of the Company is set forth under the caption "Election of Directors" in Holdings' Proxy Statement relating to its 1999 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of Holdings is set forth at Part I of this Report.

         Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by references into this Form 10-K Report.

ITEM 11.   EXECUTIVE COMPENSATION

         Information concerning executive compensation required by Item 11 is set forth under the captions "Executive Compensation", "Stock Option Grants and Exercises", "Employment Agreements" and "Compensation Committee Interlocks" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions required by Item 13 is set forth under the captions "Employment Agreements" and "Certain Transactions" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements.

         The following financial statements and the Independent Auditors' Reports are filed in Part II, Item 8A and 8B of this report on the pages indicated:

         America West Holdings Corporation

                  Independent Auditors' Report - page 42.

                  Consolidated Balance Sheets - December 31, 1998 and 1997 - page 43.

                  Consolidated Statements of Income-Years ended December 31, 1998, 1997 and 1996 - page 44.

                  Consolidated Statements of Cash Flows-Years ended December 31, 1998, 1997 and 1996 - page 45.

                  Consolidated Statements of Stockholders' Equity-Years ended December 31, 1998, 1997 and 1996 - page 46.

                  Notes to Consolidated Financial Statements - page 47.

         America West Airlines. Inc.

                  Independent Auditors' Report - page 67.

                  Balance Sheets - December 31, 1998 and 1997 - page 68.

                  Statements of Income - Years ended December 31, 1998, 1997 and 1996 - page 69.

                  Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996 - page 70.

                  Statements of Stockholder's Equity - Years ended December 31, 1998, 1997 and 1996 - page 71.

                  Notes to Financial Statements - page 72.

         (b)      Reports on Form 8-K

         None.

         (c)      Exhibits

        EXHIBIT   NUMBER TITLE

         2.2 Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation ("Holdings"), America West Airlines, Inc. ("AWA") and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996
                  - Incorporated by reference to Exhibit 2.1 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

        EXHIBIT   NUMBER TITLE

         3.1      Restated Certificate of Incorporation of AWA (included in
                  Exhibit 2.2 above).

         3.2 Restated Bylaws of AWA - Incorporated by reference to AWA's Annual Report on Form 10-K dated December 31, 1994.

         3.3      Section 4.18 of the Restated Bylaws of AWA (included in
                  Exhibit 2.2 above).

         3.4 Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13,
                  1996) - Incorporated by reference to Exhibit 3.1 of Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         3.5 Bylaws of Holdings - Incorporated by reference to Exhibit 3.2 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         4.1 Indenture for 10 3/4% Senior Unsecured Notes due 2005 - Incorporated by reference to Exhibit 4.1 to AWA's Form S-4 (No. 33-61099).

         4.2 Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

         4.3 Warrant Agreement dated August 25, 1994 between AWA and First Interstate, N.A., as Warrant Agent - Incorporated by reference to Exhibit 4.3 to AWA's Current Report on Form 8-K dated August 25, 1994.

         4.4      Form of Warrant (included as Exhibit A to Exhibit 4.3 above).

         4.5 Supplemental Warrant Agreement dated effective as of December 31, 1996 between AWA and Harris Trust Company of California, as Warrant Agent - Incorporated by reference to Exhibit 4.3 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         4.7 Stock Option Agreement dated effective as of December 31, 1996, between Holdings and AWA Incorporated by reference to
                  Exhibit 4.5 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         4.8 Registration Rights Agreement dated August 25, 1994 among AWA, AmWest Partners, L.P. and other holders - Incorporated by reference to Exhibit 4.6 to the AWA's Current Report on Form 8-K dated August 25, 1994.

         4.9 Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel 1, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. - Incorporated by reference to Exhibit 4.7 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         4.10 Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee - Incorporated by reference to Exhibit 4.1 to AWA's Report on Form 8-K dated November 26, 1996.

         4.12 Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee - Incorporated by reference to Exhibit 4.5 to AWA's Registration Statement on Form S-3 (No. 33-327351).

         4.13 Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee - Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA's Registration Statement on Form S-4 (No. 333-71615).

         10.1 Alliance Agreements dated August 25, 1994 between AWA and Continental Airlines, Inc. including the Master Ground Handling Agreement, the Reciprocal Frequent Flyer Participation Agreement, the Code Sharing Agreement, the Cargo Special Pro-Rate Agreement, the Reciprocal Club Usage Agreement and the Memorandum of Understanding Concerning Technology Transfers-Incorporated by reference to Exhibit
                  10.12 to AWA's Current Report on Form 8-K dated August 25,
                  1994.

        EXHIBIT   NUMBER TITLE

         10.11 Airport Use Agreement dated July 1, 1989 among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA ("Airport Use Agreement") - Incorporated by reference to Exhibit 10-D(9) to AWA's Annual Report on Form 10-K for the year ended December 31, 1989.

         10.12    First Amendment dated August 1, 1990 to Airport Use Agreement
                  - Incorporated by reference to Exhibit 10-(D)(9) to AWA's Quarterly Report on Form 10-Q for the period ended September 30, 1990.

         10.19 Management Rights Agreement dated August 25, 1994 between TPG Partners L.P., TPG Genpar, L.P. and AWA - Incorporated by reference to Exhibit 10.47 to AWA's Registration Statement on Form S-1 (No. 33-54243), as amended.

        *10.20(1) Amended and Restated V2500 Support Contract dated as of
                  October 7, 1998 between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto.

        *+10.21   Amended and Restated America West 1994 Incentive Equity Plan.

        *+10.23 Employment Agreement dated as of February 17, 1998 among Holdings, AWA, The Leisure Company and William A. Franke.

         +10.24 Employment Agreement dated as of February 15, 1997 among Holdings, AWA and Richard R. Goodmanson. - Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.25(1) Airbus A320/A319 Purchase Agreement dated September 12, 1997 between AVSA S.A.R.L and AWA including Letter Agreements Nos. 1-10 - Incorporated by reference to Exhibit 10.26 to Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         10.26 Revolving Credit Agreement dated as of December 12, 1997 among AWA and The Industrial Bank of Japan; Limited, Los Angeles Agency as Agent for the Banks. - Incorporated by reference by Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.28(1) Amendment No. 1 dated March 31, 1998 to Airbus A320/A319
                  Purchase Agreement dated September 12, 1997 between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit 10.28 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         10.29 Financing Agreement dated April 1, 1998 between the Industrial Development Authority of the City of Phoenix, Arizona and AWA
                  - Incorporated by reference to Exhibit 10.29 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         10.30 Indenture of Trust dated April 1, 1998 from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. - Incorporated by reference to
                  Exhibit 10.30 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        *10.31 Amendment No. 1 to Code Sharing Agreement dated June 29, 1994 between AWA and Continental Airlines, Inc.

        *10.32(1) Amendment No. 2 dated as of December 9, 1998 to the A319/A320
                  Purchase Agreement between AVSA S.A.R.L. and AWA.

        *10.33 Amendment to Employment Agreement, dated as of January 15, 1999 among Holdings, AWA, The Leisure Company and
                  William A. Franke.

        *10.34 Second Amendment to Airport Use Agreement dated as of August 25, 1995.

        *21.1     Subsidiaries of Holdings.

        *23.1     Consent of KPMG LLP.

         24.1 Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

         *27.1    Financial Data Schedule. - America West Holdings Corporation

         *27.2    Financial Data Schedule. - America West Airlines, Inc.

*        Filed herewith.

+        Represents a management contract or compensatory plan or arrangement.

(1) The Company has sought confidential treatment for portions of the referenced exhibit.

         (d)      Financial Statement Schedules.

         America West Holdings Corporation

                  Independent Auditors' Report on Schedule and Consent - page 95
__.

                  Schedule II: Valuation and Qualifying Accounts - page 96.

         America West Airlines, Inc.

                  Independent Auditors' Report on Schedule - page 97.

                  Schedule II: Valuation and Qualifying Accounts - page 98.

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

                        AMERICA WEST HOLDINGS CORPORATION


Date: March 30, 1999                   By:  /s/ William A. Franke
                                            ---------------------------
                                            William A. Franke,
                                            Chairman of the Board and
                                            Chief Executive Officer

                                POWER OF ATTORNEY

         We, the undersigned, directors and officers of America West Holdings Corporation, do hereby severally constitute and appoint William A. Franke, W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any. and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March __, 1999.

           SIGNATURE                            TITLE

           /s/ William A. Franke                Chairman of the Board and Chief Executive Officer
      ------------------------------            (Principal Executive Officer)
              William A. Franke

          /s/ Richard R. Goodmanson             President and Director
      ------------------------------
            Richard R. Goodmanson

            /s/ W. Douglas Parker               Senior Vice President and Chief Financial Officer
      ------------------------------            (Principal Financial and Accounting Officer)
              W. Douglas Parker

       /s/ Frederick W. Bradley, Jr.            Director
      ------------------------------
          Frederick W. Bradley, Jr.

            /s/ James G. Coulter                Director
      ------------------------------

           SIGNATURE                            TITLE

              James G. Coulter

             /s/ John L. Goolsby                Director
      ------------------------------
               John L. Goolsby

             /s/ Walter T. Klenz                Director
      ------------------------------
               Walter T. Klenz

           /s/ Richard C. Kraemer               Director
      ------------------------------
             Richard C. Kraemer

            /s/ Denise M. O'Leary               Director
      ------------------------------
              Denise M. O'Leary

          /s/ Richard P. Schifter               Director
      ------------------------------
             Richard P. Schifter

             /s/John F. Tierney                 Director
      ------------------------------
               John F. Tierney

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Airlines, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMERICA WEST AIRLINES, INC.


Date: March 30, 1999                   By: /s/ William A. Franke
                                           ----------------------------
                                           William A. Franke,
                                           Chairman of the Board


                                POWER OF ATTORNEY

         We, the undersigned, directors and officers of America West Airlines, Inc., do hereby severally constitute and appoint William A. Franke, W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and to file the same with- all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as be or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March __, 1999.

                  SIGNATURE                     TITLE
           /s/ William A. Franke                Chairman of the Board
      ---------------------------------
              William A. Franke

          /s/ Richard R. Goodmanson             President, Chief Executive Officer and Director (Principal
      ---------------------------------         Executive Officer)
            Richard R. Goodmanson

            /s/ W. Douglas Parker               Senior Vice President and Chief Financial Officer
      ---------------------------------         (Principal Financial Officer)
              W. Douglas Parker

           /s/ Michael R. Carreon               Vice President and Controller
      ---------------------------------         (Principal Accounting Officer)
             Michael R. Carreon

       /s/ Frederick W. Bradley, Jr.            Director
      ---------------------------------

                  SIGNATURE                     TITLE

          Frederick W. Bradley, Jr.

            /s/ James G. Coulter                Director
      ---------------------------------
              James G. Coulter

             /s/ John L. Goolsby                Director
      ---------------------------------
               John L. Goolsby

             /s/ Walter T. Klenz                Director
      ---------------------------------
               Walter T. Klenz

           /s/ Richard C. Kraemer               Director
      ---------------------------------
             Richard C. Kraemer

            /s/ Denise M. O'Leary               Director
      ---------------------------------
              Denise M. O'Leary

          /s/ Richard P. Schifter               Director
      ---------------------------------
             Richard P. Schifter

             /s/John F. Tierney                 Director
      ---------------------------------
               John F. Tierney

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT

The Board of Directors and Stockholders
America West Holdings Corporation:

             The audits referred to in our report dated March 10, 1999, included the related consolidated financial statement schedule as listed in Item 14(d) for the years ended December 31, 1998, 1997 and 1996, included herein. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

             We consent to incorporation by reference in the Registration Statements (Form S-8 No. 33-60555), (Form S-3 No. 333-51107) and (Form S-3 No. 333-02129) of America West Holdings Corporation of our report dated March 10, 1999, relating to the consolidated balance sheets of America West Holdings Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1998 and the related consolidated financial statement schedule, which report appears in the December 31, 1998, annual report on Form 10-K of America West Holdings Corporation.


                                                                        KPMG LLP

Phoenix, Arizona
March 30, 1999

                        AMERICA WEST HOLDINGS CORPORATION

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                      BALANCE AT                                 BALANCE
                                                      BEGINNING                                   AT END
                   DESCRIPTION                        OF PERIOD   ADDITIONS     DEDUCTIONS       OF PERIOD
                   -----------                        ---------   ---------     ----------       ---------
Allowance for doubtful receivables:
    Year ended December 31, 1998...............       $  3,850      $3,412      $    3,717       $ 3,545
                                                      ========      ======      ==========       =======
    Year ended December 31, 1997...............       $  3,091      $3,000      $    2,241       $ 3,850
                                                      ========      ======      ==========       =======
    Year ended December 31, 1996...............       $  2,515      $2,950      $    2,374       $ 3,091
                                                      ========      ======      ==========       =======

Allowance for obsolescence:
    Year ended December 31, 1998...............       $  2,495      $1,699      $       82       $4,112
                                                      ========      ======      ==========       =======
    Year ended December 31, 1997...............       $  1,713      $1,159      $      377       $ 2,495
                                                      ========      ======      ==========       =======
    Year ended December 31, 1996...............       $  2,115      $1,523      $    1,925       $ 1,713
                                                      ========      ======      ==========       =======

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholder
America West Airlines, Inc.:

             The audits referred to in our report dated March 10, 1999, included the related financial statement schedule as listed in Item 14(d) for the years ended December 31, 1998, 1997 and 1996, included herein. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Phoenix, Arizona
March 10, 1999

                           AMERICA WEST AIRLINES, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                      BALANCE AT                                BALANCE
                                                      BEGINNING                                  AT END
                   DESCRIPTION                        OF PERIOD   ADDITIONS     DEDUCTIONS      OF PERIOD
                   -----------                        ---------   ---------     ----------       ---------
Allowance for doubtful receivables:
    Year ended December 31, 1998...............       $  3,850      $3,000       $ 3,582        $ 3,268
                                                      ========      ======       =======        =======
    Year ended December 31, 1997...............       $  3,091      $3,000       $ 2,241        $ 3,850
                                                      ========      ======       =======        =======
    Year ended December 31, 1996...............       $  2,515      $2,950       $ 2,374        $ 3,091
                                                      ========      ======       =======        =======
Allowance for obsolescence:
    Year ended December 31, 1998...............       $  2,495      $1,699       $    82        $ 4,112
                                                      ========      ======       =======        =======
    Year ended December 31, 1997...............       $  1,713      $1,159       $   377        $ 2,495
                                                      ========      ======       =======        =======
    Year ended December 31, 1996...............       $  2,115      $1,523       $ 1,925        $ 1,713
                                                      ========      ======       =======        =======

                              INDEX TO EXHIBITS
        EXHIBIT
        NUMBER    TITLE

         2.1 Plan of Reorganization of America West Airlines, Inc. ("AWA"), as amended under Chapter 11 of the Bankruptcy Code, as amended
                  - Incorporated by reference to Exhibit I of AWA's Current Report on Form 8-K dated August 25, 1994.

         2.2 Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation ("Holdings"), AWA and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 - Incorporated by reference to Exhibit 2.1 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         3.1      Restated Certificate of Incorporation of AWA (included in
                  Exhibit 2.2 above). 3.2 Restated Bylaws of AWA - Incorporated by reference to AWA's Annual Report on Form 10-K dated December 31, 1994.

         3.3      Section 4.18 of the Restated Bylaws of AWA (included in
                  Exhibit 2.2 above).

         3.4 Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13,
                  1996) - Incorporated by reference to Exhibit 3.1 of Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         3.5 Bylaws of Holdings - Incorporated by reference to Exhibit 3.2 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         4.1 Indenture for 10 3/4% Senior Unsecured Notes due 2005 - Incorporated by reference to Exhibit 4.1 to AWA's Form S-4 (No. 33-61099).

         4.2 Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

         4.3 Warrant Agreement dated August 25, 1994 between AWA and First Interstate, N.A., as Warrant Agent - Incorporated by reference to Exhibit 4.3 to AWA's Current Report on Form 8-K dated August 25, 1994.

         4.4      Form of Warrant (included as Exhibit A to Exhibit 4.3 above).

         4.5 Supplemental Warrant Agreement dated effective as of December 31, 1996 between AWA and Harris Trust Company of California, as Warrant Agent - Incorporated by reference to Exhibit 4.3 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         4.7 Stock Option Agreement dated effective as of December 31, 1996, between Holdings and AWA Incorporated by reference to
                  Exhibit 4.5 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         4.8 Registration Rights Agreement dated August 25, 1994 among AWA, AmWest Partners, L.P. and other holders - Incorporated by reference to Exhibit 4.6 to the AWA's Current Report on Form 8-K dated August 25, 1994.

         4.9 Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel 1, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. - Incorporated by reference to Exhibit 4.7 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

         4.10 Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee - Incorporated by reference to Exhibit 4.1 to AWA's Report on Form 8-K dated November 26, 1996.

         4.12 Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee - Incorporated by reference to Exhibit 4.5 to AWA's Registration Statement on Form S-3 (No. 33-327351).

         4.13 Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee - Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA's Registration Statement on Form S-4 (No. 333-71615).

         10.1 Alliance Agreements dated August 25, 1994 between AWA and Continental Airlines, Inc. including the Master Ground Handling Agreement, the Reciprocal Frequent Flyer Participation Agreement, the Code Sharing Agreement, the Cargo Special Pro-Rate Agreement, the Reciprocal Club Usage Agreement and the Memorandum of Understanding Concerning Technology Transfers-Incorporated by reference to Exhibit
                  10.12 to AWA's Current Report on Form 8-K dated August 25,
                  1994.

        EXHIBIT
        NUMBER    TITLE

         +10.6 America West Airlines Management Resignation Allowance Guidelines, as amended, dated November 18, 1993 - Incorporated by Reference to AWA's Registration Statement on Form S-1 (No. 33-54243), as amended.

         10.11 Airport Use Agreement dated July 1, 1989 among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA - Incorporated by reference to
                  Exhibit 10-D(9) to AWA's Annual Report on Form 10-K for the year ended December 31, 1989.

         10.12    First Amendment dated August 1, 1990 to Airport Use Agreement
                  - Incorporated by reference to Exhibit 10-(D)(9) to AWA's Quarterly Report on Form 10-Q for the period ended September 30, 1990.

         10.19 Management Rights Agreement dated August 25, 1994 between TPG Partners L.P., TPG Genpar, L.P. and AWA - Incorporated by reference to Exhibit 10.47 to AWA's Registration Statement on Form S-1 (No. 33-54243), as amended.

         10.20(1) Amended and Restated V2500 Support Contract dated as of
                  October 7, 1998 between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto.

         +10.21   Amended and Restated America West 1994 Incentive Equity Plan.

         +10.23 Employment Agreement dated as of February 15, 1997 among Holdings, AWA and William A. Franke. -Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         +10.24 Employment Agreement dated as of February 15, 1997 among Holdings, AWA and Richard R. Goodmanson. - Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.25(1) Airbus A320/A319 Purchase Agreement dated September 12, 1997 between AVSA S.A.R.L and AWA including Letter Agreements Nos. 1-10 - Incorporated by reference to Exhibit 10.26 to Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         10.26 Revolving Credit Agreement dated as of December 12, 1997 among AWA and The Industrial Bank of Japan; Limited, Los Angeles Agency as Agent for the Banks.

         +10.27 [Description of employment agreement among Holdings, AWA and William A. Franke - Incorporated by reference to the "Employment Agreements" sections in Holdings' Proxy Statement for the 1998 Annual Meeting of Stockholders.]

         10.28(1) Amendment No. 1 dated March 31, 1998 to Airbus A320/A319
                  Purchase Agreement dated September 12, 1997 between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit 10.28 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         10.29 Financing Agreement dated April 1, 1998 between the Industrial Development Authority of the City of Phoenix, Arizona and AWA
                  - Incorporated by reference to Exhibit 10.29 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         10.30 Indenture of Trust dated April 1, 1998 from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. - Incorporated by reference to
                  Exhibit 10.30 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         10.31 Amendment No. 1 to Code Sharing Agreement dated June 29, 1994 between AWA and Continental Airlines, Inc.

         10.32(1) Amendment No. 2 dated as of December 9, 1998 to the A319/A320
                  Purchase Agreement between AVSA S.A.R.L. and AWA.

         *21.1    Subsidiaries of Holdings.

         *23.1    Consent of KPMG LLP.

         24.1 Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

         *27.1    Financial Data Schedule.

         *27.2    Restated Financial Data Schedule.

*        Filed herewith.

+        Represents a management contract or compensatory plan or arrangement.

(1) The Company has sought confidential treatment for portions of the referenced exhibit.