Form 10-Q
period 1999-03-31
AMERICA WEST HOLDINGS CORP
filed 1999-05-14
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1999  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER                  1-12649


                        AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                                             86-0847214
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)


     111 WEST RIO SALADO PARKWAY,                   TEMPE, ARIZONA                                85281
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                      (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (480) 693-0800


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

THE COMPANY HAS 1,100,000 SHARES OF CLASS A COMMON STOCK AND 36,873,120, SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF APRIL 30, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                             MARCH 31,      DECEMBER 31,
                                                                                               1999             1998
                                                                                            ----------      ------------
                                                                                           (UNAUDITED)
                    ASSETS
Current assets:
    Cash and cash equivalents .......................................................       $  242,558       $  108,360
    Short-term investments ..........................................................            9,286           27,485
    Accounts receivable, net ........................................................          107,639           96,381
    Expendable spare parts and supplies, net ........................................           33,341           31,147
    Prepaid expenses ................................................................           56,227           38,730
                                                                                            ----------       ----------
        Total current assets ........................................................          449,051          302,103
                                                                                            ----------       ----------

Property and equipment:
    Flight equipment ................................................................          966,294          931,134
    Other property and equipment ....................................................          164,826          157,718
    Equipment purchase deposits .....................................................           83,649           83,649
                                                                                            ----------       ----------
                                                                                             1,214,769        1,172,501
    Less accumulated depreciation and amortization ..................................          448,088          410,461
                                                                                            ----------       ----------

         Net property and equipment .................................................          766,681          762,040
                                                                                            ----------       ----------

Other assets:
    Restricted cash .................................................................           36,164           35,262
    Reorganization value in excess of amounts allocable to
        identifiable assets, net ....................................................          331,398          336,772
    Deferred income taxes ...........................................................           28,054           28,054
    Other assets, net ...............................................................           62,835           60,799
                                                                                            ----------       ----------

        Total other assets ..........................................................          458,451          460,887
                                                                                            ----------       ----------
                                                                                            $1,674,183       $1,525,030
                                                                                            ==========       ==========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                            MARCH 31,        DECEMBER 31,
                                                                              1999                1998
                                                                           -----------       ------------
                                                                           (UNAUDITED)
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ...........................       $   172,794        $    80,439
    Accounts payable ...............................................           108,167            112,563
    Air traffic liability ..........................................           248,419            209,525
    Accrued compensation and vacation benefits .....................            43,261             48,338
    Accrued taxes ..................................................            44,587             43,489
    Other accrued liabilities ......................................            51,398             40,905
                                                                           -----------        -----------

        Total current liabilities ..................................           668,626            535,259
                                                                           -----------        -----------

Long-term debt, less current maturities ............................           203,508            207,906
Deferred credits and other liabilities .............................           110,996            112,407

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued ...................................                --                 --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,100,000 shares at
        March 31, 1999 and December 31, 1998 .......................                11                 11
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued 45,310,997
        shares at March 31, 1999 and 45,280,199 shares at
        December 31, 1998 ..........................................               453                453
    Additional paid-in capital .....................................           555,481            556,508
    Retained earnings ..............................................           279,617            253,678
                                                                           -----------        -----------
                                                                               835,562            810,650

    Less: Cost of Class B Common Stock in treasury, 7,566,095
        shares in 1999 and 7,388,095 shares in 1998 ................          (144,509)          (141,192)
                                                                           -----------        -----------

        Total stockholders' equity .................................           691,053            669,458
                                                                           -----------        -----------
                                                                           $ 1,674,183        $ 1,525,030
                                                                           ===========        ===========



     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1999             1998
                                                      ---------        ---------
Operating revenues:
    Passenger .................................       $ 478,622        $ 443,792
    Cargo .....................................          10,728           12,605
    Other .....................................          17,005           14,507
    TLC net revenues ..........................          13,271           12,312
                                                      ---------        ---------
        Total operating revenues ..............         519,626          483,216
                                                      ---------        ---------

Operating expenses:
    Salaries and related costs ................         118,061          106,116
    Aircraft rents ............................          65,525           58,745
    Other rents and landing fees ..............          29,261           29,458
    Aircraft fuel .............................          44,363           50,284
    Agency commissions ........................          29,692           31,617
    Aircraft maintenance materials and repairs           48,686           42,428
    Depreciation and amortization .............          11,675           12,298
    Amortization of excess reorganization value           4,974            4,974
    TLC expenses ..............................          10,460            9,849
    Other .....................................         106,214           88,040
                                                      ---------        ---------

        Total operating expenses ..............         468,911          433,809
                                                      ---------        ---------

Operating income ..............................          50,715           49,407
                                                      ---------        ---------

Nonoperating income (expenses):
    Interest income ...........................           2,902            3,000
    Interest expense, net .....................          (6,262)          (7,735)
    Other, net ................................            (618)            (416)
                                                      ---------        ---------

        Total nonoperating expenses, net ......          (3,978)          (5,151)
                                                      ---------        ---------

Income before income taxes ....................          46,737           44,256
                                                      ---------        ---------

Income taxes ..................................          20,798           19,118
                                                      ---------        ---------

Net income ....................................       $  25,939        $  25,138
                                                      =========        =========

Earnings per share:
    Basic .....................................       $    0.67        $    0.57
                                                      =========        =========
    Diluted ...................................       $    0.63        $    0.53
                                                      =========        =========
Shares used for computation:
    Basic .....................................          38,996           44,001
                                                      =========        =========
    Diluted ...................................          41,116           47,856
                                                      =========        =========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       1999             1998
                                                                    ---------        ---------
Net cash provided by operating activities ...................       $  75,723        $ 104,228

Cash flows from investing activities:
    Purchases of property and equipment .....................         (43,291)         (37,154)
    Sales (purchases) of short-term investments .............          18,199          (14,789)
    Equipment purchase deposits and other ...................           3,519           (6,985)
                                                                    ---------        ---------
        Net cash used in investing activities ...............         (21,573)         (58,928)
                                                                    ---------        ---------

Cash flows from financing activities:
    Repayment of debt .......................................          (9,883)         (36,704)
    Proceeds from issuance of debt ..........................          94,274               --
    Repurchase of common stock and AWA warrants .............          (4,730)         (16,954)
    Other ...................................................             387            1,039
                                                                    ---------        ---------
        Net cash provided by (used in) financing activities .          80,048          (52,619)
                                                                    ---------        ---------

Net increase (decrease) in cash and cash equivalents ........         134,198           (7,319)
                                                                    ---------        ---------

Cash and cash equivalents at beginning of period ............         108,360          172,303
                                                                    ---------        ---------

Cash and cash equivalents at end of period ..................       $ 242,558        $ 164,984
                                                                    =========        =========

Cash, cash equivalents and short-term investments at end
     of period ..............................................       $ 251,844        $ 179,773
                                                                    =========        =========

Cash paid for:
    Interest, net of amounts capitalized ....................       $   7,444        $   9,114
                                                                    =========        =========
    Income taxes ............................................       $  17,903        $   1,336
                                                                    =========        =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits ....       $   3,500        $   3,500
                                                                    =========        =========
    Notes payable canceled under the aircraft
         purchase agreement .................................       $      --        $  (8,022)
                                                                    =========        =========
    Equipment acquired through manufacturer credits .........       $     500        $      --
                                                                    =========        =========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1.   BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation ("Holdings" or the "Company") and its wholly-owned subsidiaries, America West Airlines, Inc. ("AWA"), and The Leisure Company ("TLC"). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   EARNINGS PER SHARE ("EPS")

         The following table presents the computation of basic and diluted EPS in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

                                                               Three Months Ended March 31,
                                                                  1999              1998
                                                              -----------       -----------
                                                     (in thousands of dollars except per share data)
BASIC EARNINGS PER SHARE

Income applicable to common stock ..............              $    25,939       $    25,138
                                                              ===========       ===========

Weighted average common shares outstanding .....               38,996,277        44,001,533
                                                              ===========       ===========

Basic earnings per share .......................              $      0.67       $      0.57
                                                              ===========       ===========

DILUTED EARNINGS PER SHARE

Income applicable to common stock ..............              $    25,939       $    25,138
                                                              ===========       ===========

Share computation:
  Weighted average common shares outstanding ...               38,996,277        44,001,533
  Assumed exercise of stock options and warrants                2,120,161         3,854,767
                                                              -----------       -----------
  Weighted average common shares
        outstanding as adjusted ................               41,116,438        47,856,300
                                                              ===========       ===========

Diluted earnings per share .....................              $      0.63       $      0.53
                                                              ===========       ===========

         For the three months ended March 31, 1999 and 1998, options for 1,608,383 and 341,689 shares, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the respective periods.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


3.    STOCK REPURCHASE PROGRAM

         In the first quarter of 1999 the Company repurchased 178,000 shares of Class B Common Stock on the open market for approximately $3.3 million and AWA repurchased 177,900 of its publicly traded warrants to purchase common stock of Holdings for approximately $1.4 million. The equity purchases were made pursuant to the stock repurchase program encompassing 5.0 million shares of Class B Common Stock and all outstanding warrants.

         In April 1999 the Company repurchased 911,200 shares of Class B Common Stock for approximately $18.6 million and AWA repurchased 199,500 of its publicly traded warrants to purchase common stock of Holdings for approximately $2.0 million.

4.    BORROWING UNDER CREDIT FACILITY

         On February 19, 1999 AWA borrowed $94.3 million, the total amount then available under its senior secured revolving credit facility, to provide additional liquidity in the event of service disruptions related to the Company's contract negotiations with its flight attendants. On March 20, 1999 the Company reported that it had reached a tentative agreement with the Association of Flight Attendants ("AFA") on a five-year collective bargaining agreement. On April 30, 1999 the AFA announced that AWA's flight attendants had ratified the agreement. (See Other Information - "Labor Relations" in Management's Discussion and Analysis of Financial Conditions and Results of Operations.) AWA repaid this amount on April 19, 1999 in accordance with the terms of the credit facility.

5.    SEGMENT DISCLOSURES

         In 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way public business enterprises report information about operating segments in annual and interim financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas, and major customers.

         Segment reporting financial data as of and for the three months ended March 31, 1999 and 1998 follows (in thousands of dollars):

                                                                  March 31, 1999
                                                                  --------------
                                                                                Other/
                                              AWA               TLC          Eliminations         Total
                                           ----------       ----------       ------------      ----------
Operating revenue ....................     $  506,462       $   13,271       $     (107)       $  519,626
Depreciation and amortization ........         11,675              430             (430)           11,675
Amortization of reorganization value .          4,974              399             (399)            4,974
Operating income .....................         48,889            2,811             (985)           50,715
Capital expenditures .................         43,159              132               --            43,291
Segment assets .......................      1,731,288           70,320         (127,425)        1,674,183

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


                                                                  March 31, 1998
                                                                  --------------
                                                                                Other/
                                              AWA               TLC          Eliminations         Total
                                           ----------       ----------       ------------      ----------
Operating revenue........................  $  470,953       $   12,312       $        (49)     $  483,216
Depreciation and amortization............      12,298              123               (123)         12,298
Amortization of reorganization value.....       4,974              399               (399)          4,974
Operating income ........................      47,823            2,463               (879)         49,407
Capital expenditures.....................      36,681              473                  -          37,154
Segment assets...........................   1,619,018           76,237            (69,389)      1,625,866


6.    INTEREST IN ACQUISITION OR BUSINESS COMBINATION

         On January 20, 1999 the Company announced that it had been contacted by a number of airlines expressing interest in possible transactions ranging from a strategic alliance to a merger or similar business combination. On February 22, 1999 the Company announced that it had terminated consideration of all such unsolicited expressions of interest in the Company.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings is the parent company of AWA and TLC. AWA is the ninth largest commercial airline carrier in the United States serving 57 destinations in the U.S., Canada and Mexico. TLC arranges and sells leisure travel products that may include airfare, hotel accommodations, ground transportation and a variety of other travel options. The business of TLC commenced as a subsidiary of Holdings in January 1998. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC.

RESULTS OF OPERATIONS

         With commencement of TLC operations, Holdings' operations consist of two distinct lines of business for financial reporting purposes. Management believes that a discussion of each of these business lines is appropriate to obtain an understanding of the Company's results of operations.

SUMMARY

         Holdings earned record consolidated net income of $25.9 million in the first quarter of 1999, a 3.2% increase over the first quarter 1998's previous record consolidated net income of $25.1 million. Diluted earnings per share for the first quarter of 1999 were a record $0.63 compared to $0.53 in last year's first quarter. Consolidated income tax expense for financial reporting purposes was $20.8 million for the 1999 first quarter compared to $19.1 million in the first quarter of 1998.

AWA

         The following discussion provides an analysis of AWA's results of operations for the first quarter of 1999 and material changes compared to the first quarter of 1998.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999



                           America West Airlines, Inc.
                              Statements of Income
                                 (in thousands)
                                   (Unaudited)

                                                   3 Months Ended   3 Months Ended      Percent
                                                   March 31, 1999   March 31, 1998      Change
                                                   --------------   --------------      -------
Operating revenues:
    Passenger .................................       $ 478,622        $ 443,792           7.8
    Cargo .....................................          10,728           12,605         (14.9)
    Other .....................................          17,112           14,556          17.6
                                                      ---------        ---------        ------
    Total operating revenues ..................         506,462          470,953           7.5
                                                      ---------        ---------        ------

Operating expenses:
    Salaries and related costs ................         117,555          105,584          11.3
    Aircraft rents ............................          65,525           58,745          11.5
    Other rents and landing fees ..............          29,261           29,458          (0.7)
    Aircraft fuel .............................          44,363           50,284         (11.8)
    Agency commissions ........................          29,692           31,617          (6.1)
    Aircraft maintenance materials and repairs           48,686           42,428          14.7
    Depreciation and amortization .............          11,675           12,298          (5.1)
    Amortization of excess reorganization value           4,974            4,974          --
    Other .....................................         105,842           87,742          20.6
                                                      ---------        ---------        ------
    Total operating expenses ..................         457,573          423,130           8.1
                                                      ---------        ---------        ------

    Operating income ..........................          48,889           47,823           2.2
                                                      ---------        ---------        ------

Nonoperating income (expenses):
    Interest income ...........................           4,513            5,045         (10.5)
    Interest expense ..........................          (8,020)          (9,672)        (17.1)
    Other, net ................................            (591)            (264)          n/a
                                                      ---------        ---------        ------
    Total nonoperating expenses, net ..........          (4,098)          (4,891)        (16.2)
                                                      ---------        ---------        ------

Income before income taxes ....................       $  44,791        $  42,932           4.3
                                                      =========        =========        ======

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999



The table below sets forth selected operating data for AWA.

                                                                         Three Months            Percent
                                                                        Ended March 31,          Change
                                                                     1999            1998       1999-1998
                                                                   -------         -------      ---------
Aircraft (end of period)..................................             112             103         8.7
Average daily aircraft utilization (hours)................            11.9            12.3        (3.3)
Available seat miles (in millions)........................           6,298           5,846         7.7
Block hours (in thousands)................................         119,634         113,202         5.7
Average stage length (miles)..............................             857             802         6.9
Average passenger journey (miles).........................           1,283           1,109        15.7
Revenue passenger miles (in millions).....................           4,030           3,636        10.8
Load factor (percent).....................................            64.0            62.2         1.8 points
Passenger enplanements (in thousands).....................           4,263           4,149         2.7
Yield per revenue passenger mile (cents)..................           11.88           12.20        (2.6)
Revenue per available seat mile:
   Passenger (cents)......................................            7.60            7.59         0.1
   Total (cents)..........................................            8.04            8.06        (0.2)
Fuel consumption (gallons in millions)....................            99.5            93.1         6.9
Fuel price (cents per gallon).............................           44.58           53.99       (17.4)
Average number of full-time equivalent employees..........          11,092          10,345         7.2


   The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                                        Three Months              Percent
                                                                       Ended March 31,            Change
                                                                    1999            1998         1999-1998
                                                                   ------          ------        ---------
(in cents)
Salaries and related costs ................................        1.87               1.81          3.4
Aircraft rents ............................................        1.04               1.00          3.5
Other rents and landing fees ..............................         .47                .50         (7.8)
Aircraft fuel .............................................         .70                .86        (18.1)
Agency commissions ........................................         .47                .54        (12.8)
Aircraft maintenance materials and repairs ................         .77                .73          6.5
Depreciation and amortization .............................         .19                .21        (11.9)
Amortization of excess reorganization value ...............         .08                .09         (7.2)
Other .....................................................        1.68               1.50         12.0
                                                                   ----               ----
                                                                   7.27               7.24          0.4
                                                                   ====               ====

         For the three months ended March 31, 1999 AWA realized operating income of $48.9 million, a 2.2% increase over the $47.8 million operating income recognized in last year's quarter. Income before income taxes for the three month period in 1999 was $44.8 million compared to $42.9 million in 1998.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


         Total operating revenues for the 1999 first quarter were a record $506.5 million. Passenger revenues were $478.6 million for the three months ended March 31, 1999, an increase of $34.8 million or 7.8% from first quarter 1998. A 10.8% increase in revenue passenger miles ("RPMs") more than offset a 7.7% increase in capacity as measured by available seat miles ("ASMs"), resulting in a 1.8 point increase in load factor (the percentage of available seats that are filled with revenue passengers). Revenue per passenger mile ("yield") decreased 2.6% to 11.88 cents, driven largely by the 6.9% increase in stage length. Passenger revenue per available seat mile ("RASM") for the quarter increased slightly to 7.60 cents, despite the increased stage length. Cargo and other revenues increased 2.5% to 27.8 million for the first quarter of 1999.

         Operating expenses increased $34.4 million in the first quarter of 1999 or 8.1% as compared to the 1998 first quarter, while ASMs increased 7.7%. As a result, CASM increased 0.4% to 7.27 cents in the first quarter of 1999 from 7.24 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

- Salaries and related costs per ASM increased 3.4%. The contract with International Brotherhood of Teamsters, covering the airlines mechanics, which was signed in October 1998 and included higher wage rates, together with longevity-related salary level increases required by the pilot contract, contributed to higher salary expenses in 1999.

- Aircraft rent expense per ASM increased 3.5% due to the net addition of nine leased aircraft to the fleet during the 1999 quarter as compared to 1998.

- Other rents and landing fees expense per ASM decreased 7.8% in the first quarter of 1999 as fewer spare parts were on loan from other airlines and landings were relatively flat quarter-over-quarter while ASMs increased 7.7%.

- Aircraft fuel expense per ASM decreased 18.1% due to a 17.4% decrease in the average price paid by AWA per gallon of fuel to 44.58 cents in the 1999 quarter from 53.99 cents in 1998.

- Agency commissions expense per ASM decreased 12.8% as the cost reduction associated with the institution of the $50 commission cap implemented on May 1, 1998 more than offset the effects of higher passenger revenues in the 1999 first quarter.

- Aircraft maintenance materials and repairs expense per ASM increased 6.5% due primarily to an increase in capitalized maintenance amortization expense of $7.2 million for the first quarter of 1999 when compared to the 1998 first quarter.

- Depreciation and amortization expense per ASM decreased 11.9% due primarily to the increase in the average depreciable life of certain owned Boeing 737-200 aircraft that will be modified to meet the Federal Aviation Administration's ("FAA") Stage III noise reduction requirements, which reduced depreciation expense in the 1999 first quarter by $2.0 million.

- Amortization of excess reorganization value expense per ASM decreased 7.2% due to the 7.7% increase in ASMs.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


- Other operating expenses per ASM increased 12.0% to 1.68 cents from 1.50 cents primarily due to the effect in the first quarter 1999 of non-salary related Year 2000 costs ($6.4 million), information systems-related contract labor ($1.6 million) and higher catering costs ($1.8 million).

         Net nonoperating expenses decreased $0.8 million to $4.1 million in the first quarter of 1999 from $4.9 million in 1998. Nonoperating expenses in the first quarter of 1999 included $0.7 million of interest expense associated with AWA's $94.3 million borrowing under its revolving credit facility on February 19, 1999. (See Note 4. "Borrowing Under Credit Facility" in Notes to Condensed Consolidated Financial Statements.) AWA also earned $0.5 million of interest income as the borrowing proceeds were invested in cash equivalents. Excluding these amounts as well as $1.7 million of interest income and $1.7 million of interest expense associated with inter-company notes, the quarter-over-quarter change was primarily due to a net decrease in interest expense as average outstanding debt, excluding the $94.3 million, was $15.8 million lower in the first quarter of 1999 as compared to 1998.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


TLC

         TLC's statement of income for the three months ended March 31, 1999 includes the results of The Vacation Store ("TVS"), a national leisure travel retail distributor acquired in November 1998. TVS specializes in the marketing, packaging and retail distribution of cruise and resort vacations. The acquisition of TVS adds an established retail network to TLC's largely wholesale travel product line. The following discussion provides an analysis of TLC's results of operations and reasons for material changes therein.

                               The Leisure Company
                              Statements of Income
                                 (in thousands)
                                   (unaudited)

                                              Three Months Ended   Three Months Ended     Percent
                                                March 31, 1999       March 31,1998        Change
                                              ------------------   ------------------     -------
      Operating revenues ..................        $ 46,059             $ 42,960            7.2
      Cost of goods sold ..................          32,788               30,648            7.0
                                                   --------             --------
      Net revenues ........................          13,271               12,312            7.8

      Total operating expenses ............          10,460                9,849            6.2
                                                   --------             --------

      Operating income ....................           2,811                2,463           14.1
                                                   --------             --------

      Nonoperating income (expenses), net .             127                 (139)          n.m.
                                                   --------             --------

      Income before income taxes ..........        $  2,938             $  2,324           26.4
                                                   ========             ========

         TLC's income before income taxes for the 1999 first quarter was $2.9 million, up $0.6 million when compared to the first quarter of 1998. Operating revenues increased $3.1 million in the 1999 quarter as compared to 1998 due primarily to the acquisition of TVS. TVS had operating revenues of $7.4 million, which more than offset a $4.3 million decrease in TLC's wholesale vacation package revenues. AWA's improving yield profile continued to result in less reliance on wholesale vacation package traffic and therefore lower volumes for TLC. Cost of goods sold was $32.8 million in first quarter 1999, an increase of $2.1 million from first quarter 1998. Lower passenger volumes reduced the cost of wholesale vacation packages by $4.2 million while the cost of retail packages sold by TVS was $6.3 million. In total, net revenues increased by $1.0 million. Total operating expenses increased $0.6 million due primarily to the acquisition of TVS.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments at March 31, 1999 totaled $251.8 million. This amount includes $94.3 million AWA had drawn under its revolving credit facility, which was invested in cash equivalents (see Note 4, "Borrowing Under Credit Facility" in Notes to Condensed Consolidated Financial Statements). Excluding the $94.3 million, unrestricted cash and cash equivalents and short-term investments increased $21.7 million to $157.5 million at March 31, 1999 from $135.8 million at December 31, 1998. Net cash provided by operating activities decreased to $75.7 million for the quarter ended March 31, 1999 from $104.2 million in first quarter 1998 due principally to the period-over-period change in air traffic liability, which grew 18.6% in the 1999 period as compared to 45.8% in the 1998 period. Net cash used in investing activities decreased to $21.6 million for the 1999 period from $58.9 million for the 1998 period. This decrease was primarily due to the sales of short-term investments totaling $18.2 million in the 1999 period as compared to purchases of $14.8 million of short-term investments in 1998. Net cash provided by financing activities was $80.0 million for the 1999 first quarter as compared to $52.6 million used in financing activities in the 1998 period. The 1999 period included the above mentioned $94.3 million borrowing under AWA's revolving credit facility offset in part by $9.9 million of debt repayments and purchases of common stock and AWA warrants totaling $4.7 million. In first quarter 1998 AWA repaid $30 million of revolving credit facility debt and the Company repurchased $17.0 million of common stock and AWA warrants.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at March 31, 1999 was $219.6 million.

         Long-term debt maturities through 2001 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft and, in 1999, the $94.3 million borrowing under the revolving credit facility. Such maturities are $172.8 million, $19.9 million and $19.8 million, respectively, for the remainder of 1999, 2000 and 2001. On April 19, 1999 AWA repaid the $94.3 million in accordance with the terms of the credit facility. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

         At March 31, 1999 AWA had a commitment to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 27 Airbus aircraft, with 12 remaining to be delivered in 1999. AWA also has an option to purchase 47 more Airbus aircraft of which seven are subject to reconfirmation by AWA. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion based on a 3.5 percent annual price escalation. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

         In October 1998, America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of or guaranteed by Holdings and AWA. The combined effective interest rate on the financing is 6.99%. Three Airbus A319 aircraft that are the subject of this financing were delivered in 1998. One Airbus A320 aircraft was delivered in the first quarter of 1999 and the remaining aircraft will be delivered through July 1999.

         AWA has also arranged for financing from AVSA for approximately two-thirds of the firm commitment to purchase aircraft from AVSA. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient funding will be obtained for all aircraft.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


         As of March 31, 1999, AWA's fleet consisted of 112 aircraft of which 11 aircraft met the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. AWA intends to outfit seven aircraft with hush kits to comply with Stage III requirements. The remaining four non-compliant aircraft will be retired.

         Capital expenditures for the quarters ended March 31, 1999 and 1998 were approximately $43.3 million and $37.2 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $27.4 million for the first quarter of 1999 and $16.7 million for the first quarter of 1998.

         Certain of Holdings' and AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which Holdings and AWA were in compliance at March 31, 1999.

OTHER INFORMATION

LABOR RELATIONS

         On March 20, 1999 the Company reported that it had reached a tentative agreement with the AFA, which represents AWA's approximately 2,150 flight attendants, on a five-year collective bargaining agreement. On April 30, 1999 the AFA announced that AWA's flight attendants had ratified the agreement with 83% of the votes cast for ratification. On March 22, 1999 the Company announced that based on the terms of this agreement and estimates of fuel prices at that time, it expected AWA's 1999 CASM to increase approximately 1% compared to 1998.

         In October 1998 the Transportation Workers Union ("TWU") filed an application with the National Mediation Board ("NMB") seeking certification as the bargaining representative for AWA's approximately 2,000 fleet service workers. An election on this application was authorized by the NMB. In January 1999 the NMB advised that 53 percent of eligible voters cast ballots in favor of representation by the TWU. The Company has challenged the results of that election based on allegations of misconduct by union organizers. Despite finding evidence of union misconduct, on April 13, 1999 the NMB issued a decision certifying the TWU as bargaining representative for the fleet service employees. The Company cannot predict the form of this future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


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

         The Company currently estimates that the total cost of its Year 2000 Project will be approximately $48 million, which will be funded from operating cash flows. These costs exclude approximately $7 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course of business regardless of the Year 2000 issue. As of March 31, 1999 the Company had incurred approximately $21 million of non-capital expenditures in connection with the Year 2000 Project. The Company expects that approximately $39 million of the costs have been or will be expensed as incurred and the Company has had or will have approximately $9 million of capital expenditures.

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

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. While difficult to predict, we speculate that the most reasonably likely worst case Year 2000 scenario will result from the failure of third parties, including operators of airports and air traffic control systems, to resolve their Year 2000 compliance issue. The Company has initiated communications with such parties and significant suppliers and vendors with which the Company's systems interface and upon which the Company's business depends in an effort to reduce any adverse impact of the Year 2000 issue. There can be no assurance, however, that the systems of such third parties will be modified on a timely basis and any such failure may have a material adverse effect on the Company's financial condition and results of operations.

         As a component of its Year 2000 Project, the Company is developing a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company is developing contingency plans designed to enable it to continue operations, consistent with the highest standards of safety, in the event of any such third party failures.

ADDITIONAL INFORMATION

         The air travel business historically fluctuates in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to unforeseen events that result in declines in air travel, such as political instability, regional hostilities, recession, fuel price escalation, inflation, adverse weather conditions, labor instability or regulatory oversight. The Company's results of operations for interim periods are not necessarily indicative of those for an entire year, because the travel business is subject to seasonal fluctuations. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline and leisure travel industries in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year.

         This discussion contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business - Risk Factors," included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which is on file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)   Commodity Price Risk

         As of March 31, 1999 the Company had entered into fixed price swap transactions hedging approximately 43% of its projected 1999 fuel requirements including 50% related to the second quarter, 35% related to the third quarter and 37% related to the fourth quarter. The use of such swap transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At March 31, 1999 the Company estimates that a 10% change in the price per gallon of jet fuel would have changed the fair value of the existing swap contracts by $5.5 million.

         As of May 10, 1999 approximately 46% of AWA's 1999 fuel requirements are hedged.

(b)   Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 1999 the Company's variable-rate long-term debt obligations represented approximately 16% of its total long-term debt. If interest rates increased 10% in 1999, the impact on the Company's results of operations would not be material.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               EXHIBIT
               NUMBER         DESCRIPTION AND METHOD OF FILING

               *27.1          Financial Data Schedule - America West Holdings
                              Corporation.

               *              Filed herewith.

          b.   Reports on Form 8-K

                  None

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999





                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMERICA WEST HOLDINGS CORPORATION





                                             By   /s/ W. Douglas Parker
                                                  ------------------------------
                                                  W. Douglas Parker
                                                  Executive Vice President and
                                                  Chief Financial Officer

DATED:   May 13, 1999

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 1999


                                  EXHIBIT INDEX


               EXHIBIT
               NUMBER         DESCRIPTION AND METHOD OF FILING

               *27.1          Financial Data Schedule - America West Holdings
                              Corporation.

               *              Filed herewith.