Form 10-Q
period 1999-06-30
AMERICA WEST HOLDINGS CORP
filed 1999-08-16
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1999  OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ____________ TO __________


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

YES   XX                   NO  ____

THE COMPANY HAS 1,100,000 SHARES OF CLASS A COMMON STOCK AND 35,319,459, SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF JULY 31, 1999.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                     JUNE 30,          DECEMBER 31,
                                                                       1999                1998
                                                                       ----                ----
                    ASSETS                                          (UNAUDITED)
Current assets:
    Cash and cash equivalents ............................          $  186,592          $  108,360
    Short-term investments ...............................                  --              27,485
    Accounts receivable, net .............................             102,433              96,381
    Expendable spare parts and supplies, net .............              37,586              31,147
    Prepaid expenses .....................................              53,624              38,730
                                                                    ----------          ----------

        Total current assets .............................             380,235             302,103
                                                                    ----------          ----------

Property and equipment:
    Flight equipment .....................................             900,987             931,134
    Other property and equipment .........................             177,653             157,718
    Equipment purchase deposits ..........................              87,149              83,649
                                                                    ----------          ----------
                                                                     1,165,789           1,172,501
    Less accumulated depreciation and amortization .......             385,178             410,461
                                                                    ----------          ----------

         Net property and equipment ......................             780,611             762,040
                                                                    ----------          ----------

Other assets:
    Restricted cash ......................................              33,433              35,262
    Reorganization value in excess of amounts allocable to
        identifiable assets, net .........................             326,024             336,772
    Deferred income taxes ................................              28,450              28,054
    Other assets, net ....................................              87,095              60,799
                                                                    ----------          ----------

        Total other assets ...............................             475,002             460,887
                                                                    ----------          ----------
                                                                    $1,635,848          $1,525,030
                                                                    ==========          ==========

                See accompanying notes to condensed consolidated
                             financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                           JUNE 30,            DECEMBER 31,
                                                                                             1999                  1998
                                                                                             ----                  ----
                    LIABILITIES AND STOCKHOLDERS' EQUITY                                  (UNAUDITED)
Current liabilities:
    Current maturities of long-term debt ......................................          $    78,641           $    80,439
    Accounts payable ..........................................................              139,744               112,563
    Air traffic liability .....................................................              242,428               209,525
    Accrued compensation and vacation benefits ................................               42,842                48,338
    Accrued taxes .............................................................               78,472                43,489
    Other accrued liabilities .................................................               51,957                40,905
                                                                                         -----------           -----------

        Total current liabilities .............................................              634,084               535,259
                                                                                         -----------           -----------

Long-term debt, less current maturities .......................................              198,003               207,906
Deferred credits and other liabilities ........................................              109,621               112,407

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued ..............................................                   --                    --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,100,000 shares at
        June 30, 1999 and December 31, 1998 ...................................                   11                    11
    Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued
        45,378,982 shares at June 30, 1999 and 45,280,199 shares at
        December 31, 1998 .....................................................                  454                   453
    Additional paid-in capital ................................................              554,523               556,508
    Retained earnings .........................................................              321,871               253,678
                                                                                         -----------           -----------
                                                                                             876,859               810,650

    Less: Cost of Class B Common Stock in treasury, 9,550,095
        shares in 1999 and 7,388,095 shares in 1998 ...........................             (182,719)             (141,192)
                                                                                         -----------           -----------

        Total stockholders' equity ............................................              694,140               669,458
                                                                                         -----------           -----------
                                                                                         $ 1,635,848           $ 1,525,030
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

                        AMERICA WEST HOLDINGS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                       1999              1998             1999             1998
                                                       ----              ----             ----             ----
Operating revenues:
    Passenger .................................     $   524,246      $   491,042      $ 1,002,868      $   934,834
    Cargo .....................................          10,670           11,887           21,398           24,492
    Other .....................................          19,171           16,508           36,176           31,015
    TLC net revenues ..........................          15,393           14,258           28,664           26,570
                                                    -----------      -----------      -----------      -----------
        Total operating revenues ..............         569,480          533,695        1,089,106        1,016,911
                                                    -----------      -----------      -----------      -----------

Operating expenses:
    Salaries and related costs ................         120,434          112,743          238,495          218,859
    Aircraft rents ............................          65,577           60,195          131,102          118,940
    Other rents and landing fees ..............          31,589           28,795           60,850           58,253
    Aircraft fuel .............................          53,070           47,798           97,433           98,082
    Agency commissions ........................          30,750           34,900           60,442           66,517
    Aircraft maintenance materials and repairs           51,938           44,041          100,624           86,469
    Depreciation and amortization .............          12,322           12,765           23,997           25,063
    Amortization of excess reorganization value           4,974            4,974            9,948            9,948
    TLC expenses ..............................          11,990           10,267           22,450           20,116
    Other .....................................         111,245          100,476          217,459          188,516
                                                    -----------      -----------      -----------      -----------

        Total operating expenses ..............         493,889          456,954          962,800          890,763
                                                    -----------      -----------      -----------      -----------

Operating income ..............................          75,591           76,741          126,306          126,148
                                                    -----------      -----------      -----------      -----------

Nonoperating income (expenses):
    Interest income ...........................           2,658            3,972            5,560            6,972
    Interest expense, net .....................          (5,995)          (6,313)         (12,257)         (14,048)
    Other, net ................................           3,064             (652)           2,446           (1,068)
                                                    -----------      -----------      -----------      -----------

        Total nonoperating expenses, net ......            (273)          (2,993)          (4,251)          (8,144)
                                                    -----------      -----------      -----------      -----------

Income before income taxes ....................          75,318           73,748          122,055          118,004
                                                    -----------      -----------      -----------      -----------

Income taxes ..................................          33,064           32,331           53,862           51,449
                                                    -----------      -----------      -----------      -----------

Net income ....................................     $    42,254      $    41,417      $    68,193      $    66,555
                                                    ===========      ===========      ===========      ===========

Earnings per share:
    Basic .....................................     $      1.12      $      0.95      $      1.78      $      1.52
                                                    ===========      ===========      ===========      ===========
    Diluted ...................................     $      1.06      $      0.86      $      1.68      $      1.38
                                                    ===========      ===========      ===========      ===========
Shares used for computation:
    Basic .....................................          37,824           43,617           38,407           43,808
                                                    ===========      ===========      ===========      ===========
    Diluted ...................................          39,985           48,410           40,547           48,132
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

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               1999                1998
                                                                               ----                ----
Net cash provided by operating activities ........................          $ 203,262           $ 241,747
                                                                            ---------           ---------

Cash flows from investing activities:
    Purchases of property and equipment ..........................           (101,338)            (67,789)
    Sales (purchases) of short-term investments ..................             27,485             (64,423)
    Equipment purchase deposits and other ........................              8,699             (10,456)
                                                                            ---------           ---------
        Net cash used in investing activities ....................            (65,154)           (142,668)
                                                                            ---------           ---------

Cash flows from financing activities:
    Repayment of debt ............................................           (109,606)            (45,634)
    Proceeds from issuance of debt ...............................             94,274                  --
    Repurchase of common stock and AWA warrants ..................            (45,901)            (63,652)
    Other ........................................................              1,357               3,318
                                                                            ---------           ---------
        Net cash used in financing activities ....................            (59,876)           (105,968)
                                                                            ---------           ---------

Net increase (decrease) in cash and cash equivalents .............             78,232              (6,889)
                                                                            ---------           ---------

Cash and cash equivalents at beginning of period .................            108,360             172,303
                                                                            ---------           ---------

Cash and cash equivalents at end of period .......................          $ 186,592           $ 165,414
                                                                            =========           =========

Cash, cash equivalents and short-term investments at end of period          $ 186,592           $ 229,837
                                                                            =========           =========

Cash paid for:
    Interest, net of amounts capitalized .........................          $  11,269           $  11,898
                                                                            =========           =========
    Income taxes .................................................          $  22,692           $   4,211
                                                                            =========           =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits .........          $  10,500           $   3,500
                                                                            =========           =========
    Notes payable canceled under the aircraft purchase agreement .          $  (7,000)          $ (10,309)
                                                                            =========           =========
    Equipment acquired through manufacturer credits ..............          $     500           $      --
                                                                            =========           =========
    Equipment acquired through capital leases ....................          $      --           $     230
                                                                            =========           =========

                See accompanying notes to condensed consolidated
                             financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1.    BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation ("Holdings" or the "Company") and its wholly owned subsidiaries, America West Airlines, Inc. ("AWA"), and The Leisure Company ("TLC"). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    EARNINGS PER SHARE ("EPS")

         The following table presents the computation of basic and diluted EPS in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                         1999              1998             1999             1998
                                                         ----              ----             ----             ----
                                                                 (In thousands of dollars except share data)
BASIC EARNINGS PER SHARE

Income applicable to common stock ..............      $    42,254      $    41,417      $    68,193      $    66,555
                                                      ===========      ===========      ===========      ===========

Weighted average common shares outstanding .....       37,823,972       43,616,703       38,406,886       43,808,055
                                                      ===========      ===========      ===========      ===========

Basic earnings per share .......................      $      1.12      $      0.95      $      1.78      $      1.52
                                                      ===========      ===========      ===========      ===========


DILUTED EARNINGS PER SHARE

Income applicable to common stock ..............      $    42,254      $    41,417      $    68,193      $    66,555
                                                      ===========      ===========      ===========      ===========

Share computation:
  Weighted average common shares outstanding ...       37,823,972       43,616,703       38,406,886       43,808,055
  Assumed exercise of stock options and warrants        2,160,660        4,792,985        2,140,411        4,323,876
                                                      -----------      -----------      -----------      -----------
  Weighted average common shares
        outstanding as adjusted ................       39,984,632       48,409,688       40,547,297       48,131,931
                                                      ===========      ===========      ===========      ===========

Diluted earnings per share .....................      $      1.06      $      0.86      $      1.68      $      1.38
                                                      ===========      ===========      ===========      ===========

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


         For the three and six months ended June 30, 1999, options for 1,796,616 and 1,702,500 shares, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the respective periods. Similarly, for the three and six months ended June 30, 1998, options for 10,549 and 176,119 shares, respectively, are not included in the computation of diluted EPS.

3.    STOCK REPURCHASE PROGRAM

         In May 1999, the Company's Board of Directors approved the extension of the Company's stock repurchase program to provide for the repurchase of up to
5.0 million additional shares of Class B Common Stock and all of AWA's publicly traded warrants by December 31, 2001. Pursuant to this program, in the second quarter of 1999 the Company repurchased 2,034,000 shares of Class B Common Stock on the open market for approximately $39.2 million and AWA repurchased 199,500 of its publicly traded warrants to purchase common stock of Holdings for approximately $2.0 million. In July 1999, the Company repurchased 590,200 shares of Class B Common Stock for approximately $12.0 million. The Company has now returned over $247 million to its shareholders through equity purchases over the past four years.

4.    PROPERTY AND EQUIPMENT

         In the second quarter of 1999, AWA reduced the balance of its flight equipment accounts by $96.4 million to remove capitalized maintenance which was fully amortized. This reduction was fully offset by a corresponding decrease in accumulated depreciation and amortization. Consequently, this transaction had no net effect on the Company's property and equipment accounts.

5.    BORROWING UNDER CREDIT FACILITY

         On February 19, 1999 AWA borrowed $94.3 million, the total amount then available under its senior secured revolving credit facility, to provide additional liquidity in the event of service disruptions related to the Company's contract negotiations with its flight attendants. The Company repaid the $94.3 million on April 19, 1999 in accordance with the terms of the credit facility. (See Note 8, "Labor Contract".)

6.    BOND FINANCING

         In June 1999, Series 1999 special facility revenue bonds ("new bonds") were issued by a municipality to fund the retirement of the Series 1994A bonds ("old bonds") and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA's strategic growth plan. Under the operating agreements with the airport, AWA is required to make payments sufficient to pay principal and interest when due on the bonds. The new bonds are due June 2019 with interest at 6.25% payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


7.    INCENTIVE EQUITY PLAN

         In May 1999, the Company's Board of Directors and its shareholders approved an amendment to the America West 1994 Incentive Equity Plan (the "Plan") increasing by 1.5 million the number of shares of the Company's Class B common stock available for awards under the Plan. The Plan is the Company's stock based long-term compensation program under which executives of the Company may be awarded stock options, restricted stock and other stock based compensation.

8.    LABOR CONTRACT

         On May 4, 1999 AWA and the Association of Flight Attendants ("AFA") entered into a five-year collective bargaining agreement covering the airline's 2,400 flight attendants. The five-year agreement resolves issues regarding pay rates, benefits and working conditions and is the flight attendants' first contract with AWA.

9.    SEGMENT DISCLOSURES

         In 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way public business enterprises report information about operating segments in annual and interim financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources to segments. It also established standards for related disclosures about products and services, geographic areas, and major customers.

      Segment reporting financial data as of and for the three and six months ended June 30, 1999 and 1998, respectively, follows (in thousands of dollars):

                                                                 THREE MONTHS ENDED JUNE 30, 1999
                                                                                       Other/
                                                      AWA               TLC         Eliminations            Total
                                                      ---               ---         ------------            -----
Operating revenue........................       $   554,193           $15,393       $      (106)       $   569,480
Depreciation and amortization............            12,322               567              (567)            12,322
Amortization of reorganization value.....             4,974               400              (400)             4,974
Operating income ........................            74,059             3,403            (1,871)            75,591
Capital expenditures.....................            54,902             3,145                --             58,047


                                                                 THREE MONTHS ENDED JUNE 30, 1998
                                                                                       Other/
                                                      AWA                TLC        Eliminations           Total
                                                      ---                ---        ------------           -----
Operating revenue........................       $   519,489           $14,258       $      (52)        $   533,695
Depreciation and amortization............            12,765                99              (99)             12,765
Amortization of reorganization value.....             4,974               333             (333)              4,974
Operating income ........................            73,792             3,991           (1,042)             76,741
Capital expenditures.....................            30,534               101               --              30,635

                       AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


                                                               SIX MONTHS ENDED JUNE 30, 1999
                                                                                       Other/
                                                     AWA                TLC         Eliminations           Total
                                                     ---                ---         ------------           -----
Operating revenue........................        $1,060,655           $28,664       $      (213)        $1,089,106
Depreciation and amortization............            23,997               997              (997)            23,997
Amortization of reorganization value.....             9,948               800              (800)             9,948
Operating income ........................           122,948             6,214            (2,856)           126,306
Capital expenditures.....................            98,061             3,277                --            101,338
Segment assets (end of period)...........         1,728,773            96,204          (189,129)         1,635,848


                                                                  SIX MONTHS ENDED JUNE 30, 1998
                                                                                       Other/
                                                    AWA               TLC           Eliminations          Total
                                                    ---               ---           ------------          -----
Operating revenue........................       $   990,442           $26,570      $      (101)         $1,016,911
Depreciation and amortization............            25,063               222             (222)             25,063
Amortization of reorganization value.....             9,948               733             (733)              9,948
Operating income ........................           121,615             6,454           (1,921)            126,148
Capital expenditures.....................            67,215               574               --              67,789
Segment assets (end of period)...........         1,619,618            86,032         (124,180)          1,581,470


10.   SUBSEQUENT EVENT

         FEDERAL AVIATION ADMINISTRATION ("FAA") SETTLEMENT

         In July 1998, AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. In July 1999, the FAA determined that AWA has complied with the terms of the settlement agreement and has forgiven an additional civil penalty of $2.5 million which could have been assessed under the agreement.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 1999



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

RESULTS OF OPERATIONS

         With the commencement of TLC operations, Holdings' operations consist of two distinct lines of business for financial reporting purposes. Management believes that a discussion of each of these business lines is appropriate to obtain an understanding of the Company's results of operations.

SUMMARY

         Holdings earned record consolidated net income of $42.3 million in the second quarter of 1999, a 2.0% increase over the second quarter 1998's previous record consolidated net income of $41.4 million. Diluted earnings per share for the second quarter of 1999 were a record $1.06 compared to $0.86 in last year's second quarter. Consolidated income tax expense for financial reporting purposes was $33.1 million for the 1999 second quarter compared to $32.3 million in the second quarter of 1998.

         Holdings also had record consolidated net income for the six months ended June 30, 1999, realizing $68.2 million compared to $66.6 million in the 1998 period. For the six months ended June 30, 1999, diluted earnings per share were $1.68 compared to $1.38 for the 1998 period. Consolidated income tax expense for financial reporting purposes was $53.9 million and $51.4 million for the six months ended June 30, 1999 and 1998, respectively.

AWA

The following discussion provides an analysis of AWA's results of operations for the second quarter and six months ended June 30, 1999 and material changes compared to the second quarter and six months ended June 30, 1998.

                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                         1999              1998              1999              1998
                                                         ----              ----              ----              ----
Operating revenues:
    Passenger .................................      $   524,246       $   491,042       $ 1,002,868       $   934,834
    Cargo .....................................           10,670            11,887            21,398            24,492
    Other .....................................           19,277            16,560            36,389            31,116
                                                     -----------       -----------       -----------       -----------
       Total operating revenues ...............          554,193           519,489         1,060,655           990,442
                                                     -----------       -----------       -----------       -----------

Operating expenses:
    Salaries and related costs ................          119,962           112,262           237,517           217,846
    Aircraft rents ............................           65,577            60,195           131,102           118,940
    Other rents and landing fees ..............           31,589            28,794            60,850            58,252
    Aircraft fuel .............................           53,070            47,798            97,433            98,082
    Agency commissions ........................           30,750            34,900            60,442            66,517
    Aircraft maintenance materials and repairs            51,938            44,041           100,624            86,469
    Depreciation and amortization .............           12,322            12,765            23,997            25,063
    Amortization of excess reorganization value            4,974             4,974             9,948             9,948
    Other .....................................          109,952            99,968           215,794           187,710
                                                     -----------       -----------       -----------       -----------
       Total operating expenses ...............          480,134           445,697           937,707           868,827
                                                     -----------       -----------       -----------       -----------

Operating income ..............................           74,059            73,792           122,948           121,615
                                                     -----------       -----------       -----------       -----------

Nonoperating income (expenses):
    Interest income ...........................            4,402             6,041             8,915            11,086
    Interest expense, net .....................           (7,804)           (8,263)          (15,824)          (17,935)
    Other, net ................................            3,238                --             2,647              (264)
                                                     -----------       -----------       -----------       -----------
       Total nonoperating expenses, net .......             (164)           (2,222)           (4,262)           (7,113)
                                                     -----------       -----------       -----------       -----------

Income before income taxes ....................      $    73,895       $    71,570       $   118,686       $   114,502
                                                     ===========       ===========       ===========       ===========

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


         The table below sets forth selected operating data for AWA.

                                                   Three Months Ended     Percent       Six Months Ended      Percent
                                                         June 30,         Change             June 30,         Change
                                                     1999        1998    1999-1998       1999        1998    1999-1998
                                                     ----        ----    ---------       ----        ----    ---------
Aircraft (end of period)....................           113        104       8.7             113        104       8.7
Average daily aircraft utilization (hours)..          11.9       12.2      (2.5)           11.9       12.3      (3.3)
Available seat miles (in millions)..........         6,491      6,082       6.7          12,789     11,928       7.2
Block hours.................................       122,693    115,050       6.6         242,326    228,252       6.2
Average stage length (miles)................           858        819       4.8             857        811       5.7
Average passenger journey (miles)...........         1,274      1,227       3.8           1,278      1,170       9.2
Revenue passenger miles (in millions).......         4,477      4,287       4.4           8,507      7,923       7.4
Load factor (percent).......................          69.0       70.5      (1.5) pts       66.5       66.4       0.1   pts
Passenger enplanements (in thousands).......         4,724      4,643       1.7           8,987      8,792       2.2
Yield per revenue passenger mile (cents)....         11.71      11.46       2.2           11.79      11.80      (0.1)
Revenue per available seat mile:
   Passenger (cents)........................          8.08       8.07       0.1            7.84       7.84       --
   Total (cents)............................          8.54       8.54       --             8.29       8.30      (0.1)
Fuel consumption (gallons in millions)......         103.9       97.1       7.0           203.4      190.2       6.9
Fuel price (cents per gallon)...............          51.1       49.2       3.9            47.9       51.6      (7.2)
Average number of full-time equivalent
   employees................................        11,051     10,320       7.1          11,072     10,271       7.8

         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                 Three Months Ended      Percent       Six Months Ended      Percent
                                                      June 30,           Change            June 30,          Change
                                                   1999       1998     1999-1998        1999       1998     1999-1998
                                                   ----       ----     ---------        ----       ----     ---------
(in cents)
Salaries and related costs....................     1.85       1.85         --           1.86       1.83         1.6
Aircraft rents................................     1.01        .99         2.0          1.02       1.00         2.0
Other rents and landing fees..................      .49        .47         4.3           .47        .49        (4.1)
Aircraft fuel.................................      .82        .79         3.8           .76        .82        (7.3)
Agency commissions............................      .47        .57       (17.5)          .47        .56       (16.1)
Aircraft maintenance materials and repairs....      .80        .72        11.1           .79        .72         9.7
Depreciation and amortization.................      .19        .21        (9.5)          .19        .21        (9.5)
Amortization of excess reorganization value...      .08        .08         --            .08        .08         --
Other.........................................     1.69       1.65         2.4          1.69       1.57         7.6
                                                   ----       ----       -----          ----       ----       -----
                                                   7.40       7.33         1.0          7.33       7.28         0.7
                                                   ====       ====       =====          ====       ====       =====

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


Three Months Ended June 30, 1999 and 1998

         For the three months ended June 30, 1999, AWA realized record operating income of $74.1 million, which was a 0.4% increase over the previous record $73.8 million operating income in last year's second quarter. Income before income taxes for the three month period in 1999 was $73.9 million compared to $71.6 million in 1998.

         Total operating revenues for the 1999 second quarter were a record $554.2 million. Passenger revenues were a record $524.2 million for the three months ended June 30, 1999, an increase of $33.2 million or 6.8% from the 1998 quarter. A 4.4% increase in revenue passenger miles ("RPM") was more than offset by a 6.7% increase in capacity as measured by available seat miles ("ASM"), resulting in a 1.5 point decrease in load factor (the percentage of available seats that are filled with revenue passengers). The decline in load factor was more than offset by an increase in revenue per passenger mile ("yield") which increased 2.2% to 11.71 cents. The increase in yield reflects the continued benefits of AWA's improved product and revenue management capabilities. Passenger revenue per available seat mile ("RASM") for the quarter increased 0.1% to 8.08 cents despite a 4.8% increase in aircraft stage length due to increased flying to long-haul business markets. Cargo revenues decreased 10.2% to $10.7 million due to lower freight and mail volumes. Other revenues increased 16.4% to $19.3 million for the second quarter of 1999 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         Operating expenses increased $34.4 million in the second quarter of 1999 or 7.7% as compared to the 1998 second quarter, while ASMs increased 6.7%. As a result, CASM increased 1.0% to 7.40 cents in the second quarter of 1999 from 7.33 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

         - Aircraft rent expense per ASM increased 2.0% due to the net addition of nine leased aircraft to the fleet during the 1999 quarter as compared to 1998.

         - Other rents and landing fees expense per ASM increased 4.3% in the second quarter of 1999 primarily due to higher landing fees resulting from increased rates and operations.

         - Aircraft fuel expense per ASM increased 3.8% due to a 3.9% increase in the average price per gallon of fuel to 51.1 cents in the 1999 quarter from 49.2 cents in 1998.

         - Agency commissions expense per ASM decreased 17.5% as the cost reductions associated with the institution of the $50 commission cap implemented on May 1, 1998 and an increase in the percentage of non-commissionable revenue in the second quarter of 1999 more than offset the increase in commissions resulting from higher passenger revenues in the 1999 second quarter.

         - Aircraft maintenance materials and repairs expense per ASM increased 11.1% primarily due to an increase in capitalized maintenance amortization expense of $7.7 million for the second quarter of 1999 when compared to the 1998 second quarter.

         - Depreciation and amortization expense per ASM decreased 9.5% due to an increase in the average depreciable life of certain Boeing 737-200 aircraft that have been or will be modified to meet the Federal Aviation Administration's Stage III noise reduction requirements, which reduced depreciation expense in the 1999 second quarter by $2.0 million.

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


         - Other operating expenses per ASM increased 2.4% to 1.69 cents from 1.65 cents primarily due to the effect of non-salary related Year 2000 ("Y2K") readiness costs which increased by $7.6 million from $1.2 million in the second quarter of 1998 to $8.8 million in the second quarter of 1999.

         Net nonoperating expenses decreased $2.0 million to $0.2 million in the second quarter of 1999 from $2.2 million in 1998. The 1999 second quarter benefited from a one-time, $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock.

Six Months Ended June 30, 1999 and 1998

         For the six months ended June 30, 1999, AWA realized record operating income of $122.9 million, a 1.1% increase over the previous record $121.6 million operating income in the six months ended June 30, 1998. Income before income taxes for the six month period in 1999 was $118.7 million compared to $114.5 million in 1998.

         Total operating revenues for the six months ended June 30, 1999 were a record $1.1 billion. Passenger revenues were a record $1.0 billion for the six months ended June 30, 1999, an increase of $68.0 million or 7.3% from the 1998 period. RPMs increased 7.4% versus a 7.2% increase in capacity as measured by ASMs, resulting in a 0.1 point increase in load factor. RASM and yield were 7.84 cents and 11.79 cents, respectively, for the six months ended June 30, 1999, or relatively unchanged when compared to the 1998 period. This RASM and yield performance was achieved despite a 5.7% increase in average stage length due to increased flying to long-haul business markets. Cargo revenues decreased 12.6% to $21.4 million due to lower freight and mail volumes. Other revenues increased 16.9% to $36.4 million for the six months ended June 30, 1999 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         Operating expenses increased $68.9 million for the six months ended June 30, 1999 or 7.9% as compared to the 1998 period, while ASMs increased 7.2%. As a result, CASM increased 0.7% to 7.33 cents in the six months ended June 30, 1999 from 7.28 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

         - Salaries and related costs per ASM increased 1.6% primarily due to a higher number of employees in the 1999 period to support anticipated growth. Also, the contracts with International Brotherhood of Teamsters (signed October 1998) and the Association of Flight Attendants (signed May 1999), covering the airline's mechanics and flight attendants, respectively, included higher wage rates, and the contract with the Airline Pilots Association (signed May 1995) required longevity-related salary level increases which contributed to higher salary expense in 1999.

         - Aircraft rent expense per ASM increased 2.0% due primarily to the net addition of nine leased aircraft to the fleet during the 1999 period as compared to 1998.

         - Other rents and landing fees expense per ASM decreased 4.1% in the six months ended June 30, 1999 primarily due to a decreased level of part borrowing from other airlines and the 7.2% increase in ASMs.

         - Aircraft fuel expense per ASM decreased 7.3% due to a 7.2% decrease in the average price per gallon of fuel to 47.9 cents in the 1999 period from 51.6 cents in 1998.

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


         - Agency commissions expense per ASM decreased 16.1% as the cost reduction associated with the institution of the $50 commission cap implemented on May 1, 1998 and an increase in the percentage of non-commissionable revenue in the 1999 six month period more than offset the increase in commissions resulting from higher revenue for the six months ended June 30, 1999.

         - Aircraft maintenance materials and repairs expense per ASM increased 9.7% primarily due to a $14.9 million increase in capitalized maintenance amortization expense for the 1999 period when compared to the comparable period in 1998.

         - Depreciation and amortization expense per ASM decreased 9.5% due primarily to the increase in the average depreciable life of certain Boeing 737-200 aircraft that have been or will be modified to meet the FAA's Stage III noise reduction requirements, which reduced depreciation expense for the first six months of 1999 by approximately $4.0 million.

         - Other operating expenses per ASM increased 7.6% to 1.69 cents from 1.57 cents primarily due to non-salary related Y2K costs which increased $14.5 million from $1.2 million in the first half of 1998 to $15.7 million in the 1999 period.

         Net nonoperating expenses decreased $2.8 million to $4.3 million in the six months ended June 30, 1999 from $7.1 million in 1998. The period-over-period change was primarily due to a $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock in the second quarter of 1999.

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


TLC

         TLC's consolidated statements of income for the three and six months ended June 30, 1999 include the results of The Vacation Store ("TVS"), acquired in November 1998, and the National Leisure Group ("NLG"), acquired in May 1999. TVS and NLG are national retail leisure travel companies that specialize in the marketing, packaging and retail distribution of cruise and resort vacations. These acquisitions add established retail networks to TLC's largely wholesale travel product line. The following discussion provides an analysis of TLC's results of operations and reasons for material changes therein.

                               THE LEISURE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                            1999          1998           1999          1998
                                            ----          ----           ----          ----
Operating revenues .................      $ 65,553      $ 50,436       $111,612      $ 93,396
Cost of goods sold .................        50,160        36,178         82,948        66,826
                                          --------      --------       --------      --------
Net revenues .......................        15,393        14,258         28,664        26,570
                                          --------      --------       --------      --------

Total operating expenses ...........        11,990        10,267         22,450        20,116
                                          --------      --------       --------      --------

Operating Income ...................         3,403         3,991          6,214         6,454
                                          --------      --------       --------      --------

Nonoperating income (expenses),  net            36          (147)           163          (286)
                                          --------      --------       --------      --------

Income before income taxes .........      $  3,439      $  3,844       $  6,377      $  6,168
                                          ========      ========       ========      ========

         TLC's income before income taxes for the three months ended June 30, 1999 was $3.4 million, a decrease of $0.4 million when compared to the second quarter of 1998. Operating revenues increased $15.1 million to $65.6 million due primarily to the inclusion in the 1999 quarter of revenues earned by TVS and NLG, $7.2 million and $13.2 million, respectively. TLC's wholesale vacation package revenue decreased $5.3 million as AWA's improving yield profile continued to result in fewer wholesale seats being offered to TLC and therefore lower volumes for TLC. Cost of goods sold was $50.2 million in the second quarter of 1999, an increase of $14.0 million from the second quarter of 1998. Net revenues increased by $1.1 million. Total operating expenses increased $1.7 million in the 1999 quarter when compared to 1998, primarily due to higher infrastructure costs related to future growth needs and a year-over-year increase in fees paid for services provided by AWA.

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


         For the six months ended June 30, 1999, income before income taxes was $6.4 million, an increase of $0.2 million when compared to 1998. Operating revenues were $111.6 million or $18.2 million higher than the 1998 period due primarily to the inclusion in the 1999 period of revenues earned by TVS and NLG, $14.6 million and $13.2 million, respectively. Wholesale vacation package revenues were $9.6 million lower than 1998 due primarily to lower passenger volumes. The cost of goods sold was $82.9 million for the six months ended June 30, 1999, an increase of $16.1 million. Net revenues increased $2.1 million in 1999. Total operating expenses increased $2.3 million for the six months ended June 30, 1999 primarily due to higher infrastructure costs related to future growth needs and a year-over-year increase in fees paid for services provided by AWA.

LIQUIDITY AND CAPITAL RESOURCES

         Holdings' unrestricted consolidated cash and cash equivalents and short-term investments increased to $186.6 million at June 30, 1999 from $135.8 million at December 31, 1998. Net cash provided by operating activities decreased to $203.3 million for the six months ended June 30, 1999 from $241.7 million in 1998 due principally to the period-over-period change in air traffic liability, which grew 15.7% in the 1999 period as compared to 30.0% in the 1998 period, and the acquisition of NLG by TLC in 1999. In addition, $29.9 million of restricted cash was released and became available for general corporate purposes during the 1998 period as a result of the refinancing of AWA's variable rate industrial development revenue bonds in April 1998. Net cash used in investing activities decreased to $65.2 million for the 1999 period from $142.7 million for the 1998 period. This decrease was primarily due to the sales of short-term investments totaling $27.5 million in the 1999 period as compared to purchases of $64.4 million of short-term investments in 1998. Net cash used in financing activities was $59.9 million for the six months ended June 30, 1999 compared to $106.0 million in the 1998 period primarily due to long-term debt repayments of $15.3 million and purchases of common stock and AWA warrants totaling $45.9 million in 1999. In the first six months of 1998, AWA repaid $30 million of revolving credit facility debt and the Company repurchased $63.7 million of common stock and AWA warrants. The 1999 period also included $94.3 million borrowed in February 1999 under AWA's revolving credit facility, which was repaid in full in April 1999.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at June 30, 1999 was $253.8 million.

         Long-term debt maturities through 2001 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $65.1 million, $19.9 million and $19.8 million, respectively, for the remainder of 1999, 2000 and 2001. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

         In June 1999, Series 1999 special facility revenue bonds ("new bonds") were issued by a municipality to fund the retirement of the Series 1994A bonds ("old bonds") and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA's strategic growth plan. The new bonds are due June 2019 with interest at 6.25% payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter.

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


         At June 30, 1999, AWA had firm commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 27 Airbus aircraft, with 11 remaining to be delivered in 1999. AWA also has an option to purchase 46 more Airbus aircraft of which six are subject to reconfirmation by AWA. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion based on a 3.5% annual price escalation. AWA has arranged for financing from AVSA for approximately two-thirds of such commitment. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

         In October 1998, America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of or guaranteed by Holdings and AWA. The combined effective interest rate on the financing is 6.99%. Three Airbus A319 aircraft that are the subject of this financing were delivered in 1998. One Airbus A320 aircraft was delivered in the first quarter of 1999 and one Airbus A320 was delivered in the second quarter of 1999. The remaining three aircraft were delivered in July 1999.

         Capital expenditures for the six months ended June 30, 1999 and 1998 were approximately $101.3 million and $67.8 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $52.2 million for the six months ended June 30, 1999 and $55.3 million for the six months ended June 30, 1998.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at June 30, 1999.

OTHER INFORMATION

LABOR RELATIONS

      The Company is in the process of negotiating an agreement with the Transport Workers Union ("TWU") as the bargaining representative for AWA's approximately 2,000 fleet service workers. The Company cannot predict the form of this future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance.

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


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

         The Company believes that its Year 2000 Project will be completed prior to any currently anticipated significant impact on the Company arising from the Year 2000 issue. The Project is divided into three main sections, including information technology ("IT") systems, embedded systems and third party compliance. IT and embedded systems are substantially complete with minor activity extending into the third quarter of 1999. Monitoring and corrective actions, if required, will continue through the first quarter of 2000. An initial assessment of third party suppliers is complete. Ongoing assessment will continue through the year based on the supplier's Year 2000 readiness and their importance to America West.

         The Company currently estimates that the total cost of its Year 2000 Project will be approximately $48 million, which will be funded from operating cash flows. These costs exclude approximately $8 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course of business regardless of the Year 2000 issue. As of June 30, 1999 the Company had incurred approximately $31 million of non-capital expenditures in connection with the Year 2000 Project. The Company expects that approximately $39 million of the costs have been or will be expensed as incurred and the Company has had or will have approximately $9 million of capital expenditures.

         The costs and expected completion date of the Company's Year 2000 Project are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company's plan to address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have an adverse effect on the Company's financial condition and results of operations.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. While difficult to predict, we speculate that the most reasonably likely worst case Year 2000 scenario will result from the failure of third parties, including operators of airports and air traffic control systems, to resolve their Year 2000 compliance issue. The Company has completed evaluations of such parties and significant suppliers and vendors with which the Company's systems interface and upon which the Company's business depends in an effort to reduce any adverse impact of the Year 2000 issue.

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


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

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)   Commodity Price Risk

         As of June 30, 1999 the Company had entered into fixed price swap transactions hedging approximately 50% of its projected 1999 fuel requirements including 50% related to the third quarter and 50% related to the fourth quarter. The use of such swap transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At June 30, 1999 the Company estimates that a 10% change in the price per gallon of jet fuel would have changed the fair value of the existing swap contracts by $7.5 million.

         As of July 31, 1999 approximately 50% of AWA's 1999 fuel requirements are hedged.

(b)      Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At June 30, 1999 the Company's variable-rate long-term debt obligations represented approximately 14.7% of its total long-term debt. If interest rates increased 10% in 1999, the impact on the Company's results of operations would not be material.

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

         a. The 1999 Annual Meeting of Stockholders of the Company was held on May 20, 1999. The five persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until their successors are elected and qualified. The following directors' term of office as a director continued after the meeting: William A. Franke, John L. Goolsby, Walter T. Klenz, Richard C. Kraemer and Denise M. O'Leary. There were 87,197,686 votes cast in the election of directors and there were no abstentions and broker non-votes. The voting regarding each nominee was as follows: John F. Tierney (for: 86,658,725 / withheld: 538,961); Robert J. Miller (for: 86,657,505 / withheld: 540,181); W.
Douglas Parker (for: 86,659,155 / withheld: 538,531); Jeffrey A. Shaw (for:
86,658,699 / withheld: 538,987); and Gilbert D. Mook (for: 86,658,015 /
withheld: 539,671).

         b. Also at the 1999 Annual Meeting of Stockholders of the Company, a proposal to amend the America West 1994 Incentive Equity Plan to increase the aggregate number of shares of the Company's Class B Common Stock authorized for issuance under the Plan by 1.5 million shares was approved with 76,624,334 votes for; 10,518,742 votes against; and 54,610 votes abstained. There were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER            DESCRIPTION AND METHOD OF FILING
                  ------            --------------------------------
                  *10.35            Indenture of Trust dated as of June 1, 1999
                                    from the Industrial Development Authority of
                                    the City of Phoenix, Arizona to Bank One,
                                    Arizona, N.A.

                  *27.1             Financial Data Schedule.
                  -----
                  *                 Filed herewith.


         b.       Reports on Form 8-K
                  None

                       AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICA WEST HOLDINGS CORPORATION





                                           By   /s/ W. Douglas Parker
                                                ---------------------
                                                W. Douglas Parker
                                             Executive Vice President


DATED:   August 16, 1999

                        AMERICA WEST HOLDINGS CORPORATION
                                 JUNE 30, 1999


                                  EXHIBIT INDEX


                  EXHIBIT
                  NUMBER            DESCRIPTION AND METHOD OF FILING
                  ------            --------------------------------
                  *10.35            Indenture of Trust dated as of June 1, 1999
                                    from the Industrial Development Authority of
                                    the City of Phoenix, Arizona to Bank One,
                                    Arizona, N.A.

                  *27.1             Financial Data Schedule.
                  -----
                  *                 Filed herewith.