Form 10-Q
period 1999-09-30
AMERICA WEST HOLDINGS CORP
filed 1999-11-15
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1999  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ___________________ TO __________________


COMMISSION FILE NUMBER 1-12649



                        AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                      86-0847214
                      --------                      ----------
           (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

          111 WEST RIO SALADO PARKWAY, TEMPE, ARIZONA      85281
          -------------------------------------------      -----
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

THE COMPANY HAS 1,100,000 SHARES OF CLASS A COMMON STOCK AND 36,044,864 SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           1999           1998
                                                      -------------   ------------
            ASSETS                                    (UNAUDITED)
Current assets:
    Cash and cash equivalents ......................    $  240,915    $  108,360
    Short-term investments .........................         5,704        27,485
    Accounts receivable, net .......................       134,302        96,381
    Expendable spare parts and supplies, net .......        42,086        31,147
    Prepaid expenses ...............................        58,441        38,730
                                                        ----------    ----------

        Total current assets .......................       481,448       302,103
                                                        ----------    ----------

Property and equipment:
    Flight equipment ...............................       773,242       931,134
    Other property and equipment ...................       193,711       157,718
    Equipment purchase deposits ....................        74,649        83,649
                                                        ----------    ----------
                                                         1,041,602     1,172,501
    Less accumulated depreciation and amortization .       364,893       410,461
                                                        ----------    ----------

         Net property and equipment ................       676,709       762,040
                                                        ----------    ----------

Other assets:
    Restricted cash ................................        38,445        35,262
    Reorganization value in excess of amounts
        allocable to identifiable assets, net ......       320,649       336,772
    Deferred income taxes ..........................        28,450        28,054
    Other assets, net ..............................        99,032        60,799
                                                        ----------    ----------

        Total other assets .........................       486,576       460,887
                                                        ----------    ----------
                                                        $1,644,733    $1,525,030
                                                        ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1999             1998
                                                                 -------------    -----------
               LIABILITIES AND STOCKHOLDERS' EQUITY               (UNAUDITED)
Current liabilities:
    Current maturities of long-term debt .....................    $   109,616     $    80,439
    Accounts payable .........................................        122,230         112,563
    Air traffic liability ....................................        281,518         209,525
    Accrued compensation and vacation benefits ...............         46,644          48,338
    Accrued taxes ............................................         56,679          43,489
    Other accrued liabilities ................................         44,648          40,905
                                                                  -----------     -----------

        Total current liabilities ............................        661,335         535,259
                                                                  -----------     -----------

Long-term debt, less current maturities ......................        155,659         207,906
Deferred credits and other liabilities .......................        120,038         112,407

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued .............................             --              --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,100,000
        shares at September 30, 1999 and December 31, 1998 ...             11              11
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued 48,043,091 shares at
        September 30, 1999 and 45,280,199 shares at
        December 31, 1998 ....................................            480             453
    Additional paid-in capital ...............................        588,450         556,508
    Retained earnings ........................................        344,084         253,678
                                                                  -----------     -----------
                                                                      933,025         810,650

    Less: Cost of Class B Common Stock in treasury, 11,735,795
        shares in 1999 and 7,388,095 shares in 1998 ..........       (225,324)       (141,192)
                                                                  -----------     -----------

        Total stockholders' equity ...........................        707,701         669,458
                                                                  -----------     -----------
                                                                  $ 1,644,733     $ 1,525,030
                                                                  ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                          1999          1998           1999            1998
                                                       ---------     ---------     -----------     -----------
Operating revenues:
    Passenger .....................................    $ 504,793     $ 459,421     $ 1,507,661     $ 1,394,255
    Cargo .........................................        9,877        10,011          31,275          34,503
    TLC net revenues ..............................       18,945        13,896          47,609          40,466
    Other .........................................       19,224        15,940          55,400          46,955
                                                       ---------     ---------     -----------     -----------

        Total operating revenues ..................      552,839       499,268       1,641,945       1,516,179
                                                       ---------     ---------     -----------     -----------

Operating expenses:
    Salaries and related costs ....................      125,398       112,115         363,893         330,974
    Aircraft rents ................................       69,655        60,846         200,757         179,786
    Other rents and landing fees ..................       32,089        30,504          92,939          88,757
    Aircraft fuel .................................       60,171        47,300         157,604         145,382
    Agency commissions ............................       29,461        24,586          89,903          91,103
    Aircraft maintenance materials and repairs.....       55,613        48,291         156,237         134,760
    Depreciation and amortization .................       13,339        12,659          37,336          37,722
    Amortization of excess reorganization value....        4,974         5,174          14,922          15,122
    TLC expenses ..................................       15,593         8,217          38,043          28,333
    Other .........................................      105,348       103,590         322,807         292,106
                                                       ---------     ---------     -----------     -----------

        Total operating expenses ..................      511,641       453,282       1,474,441       1,344,045
                                                       ---------     ---------     -----------     -----------

Operating income ..................................       41,198        45,986         167,504         172,134
                                                       ---------     ---------     -----------     -----------

Nonoperating income (expenses):
    Interest income ...............................        3,498         3,969           9,058          10,941
    Interest expense, net .........................       (5,964)       (5,959)        (18,221)        (20,007)
    Other, net ....................................         (860)         (254)          1,586          (1,322)
                                                       ---------     ---------     -----------     -----------

        Total nonoperating expenses, net...........       (3,326)       (2,244)         (7,577)        (10,388)
                                                       ---------     ---------     -----------     -----------

Income before income taxes ........................       37,872        43,742         159,927         161,746
                                                       ---------     ---------     -----------     -----------

Income taxes ......................................       15,659        21,878          69,521          73,327
                                                       ---------     ---------     -----------     -----------

Net income ........................................    $  22,213     $  21,864     $    90,406     $    88,419
                                                       =========     =========     ===========     ===========

Earnings per share:
    Basic .........................................    $    0.60     $    0.52     $      2.38     $      2.05
                                                       =========     =========     ===========     ===========
    Diluted .......................................    $    0.57     $    0.49     $      2.26     $      1.88
                                                       =========     =========     ===========     ===========
Shares used for computation:
    Basic .........................................       37,108        41,841          37,969          43,145
                                                       =========     =========     ===========     ===========
    Diluted .......................................       38,760        44,998          39,947          47,080
                                                       =========     =========     ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                                1999         1998
                                                             ---------    ---------
Net cash provided by operating activities ................   $ 222,875    $ 306,036
                                                             ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment ..................    (229,461)    (113,563)
    Sales (purchases) of short-term investments ..........      21,781      (52,104)
    Proceeds from sales of property and equipment ........     184,822          109
    Equipment purchase deposits and other ................      (5,000)     (16,000)
                                                             ---------    ---------
        Net cash used in investing activities ............     (27,858)    (181,558)
                                                             ---------    ---------

Cash flows from financing activities:
    Repayment of debt ....................................    (171,341)     (52,138)
    Proceeds from issuance of debt .......................     162,074           --
    Repurchase of common stock and AWA warrants ..........     (88,506)    (118,233)
    Proceeds from exercise of AWA warrants ...............      32,720          318
    Other ................................................       2,591        3,734
                                                             ---------    ---------
        Net cash used in financing activities ............     (62,462)    (166,319)
                                                             ---------    ---------

Net increase (decrease) in cash and cash equivalents .....     132,555      (41,841)
                                                             ---------    ---------

Cash and cash equivalents at beginning of period .........     108,360      172,303
                                                             ---------    ---------

Cash and cash equivalents at end of period ...............   $ 240,915    $ 130,462
                                                             =========    =========

Cash, cash equivalents and short-term investments at end
     of period ...........................................   $ 246,619    $ 182,566
                                                             =========    =========

Cash paid for:
    Interest, net of amounts capitalized .................   $  19,294    $  19,397
                                                             =========    =========
    Income taxes .........................................   $  55,644    $   6,274
                                                             =========    =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits .   $  17,500    $  24,500
                                                             =========    =========
    Notes payable canceled under the aircraft
         purchase agreement ..............................   $ (31,500)   $ (12,596)
                                                             =========    =========
    Equipment acquired through capital leases ............   $     500    $      --
                                                             =========    =========

    Equipment acquired through manufacturer credits ......   $      --    $     230
                                                             =========    =========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

2. EARNINGS PER SHARE ("EPS")

        The following table presents the computation of basic and diluted EPS.

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                       1999         1998           1999          1998
                                                   -----------   -----------   -----------   -----------
                                                        (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
BASIC EARNINGS PER SHARE

Income applicable to common stock ..............   $    22,213   $    21,864   $    90,406   $    88,419
                                                   ===========   ===========   ===========   ===========

Weighted average common shares outstanding .....    37,107,574    41,840,761    37,969,023    43,145,085
                                                   ===========   ===========   ===========   ===========

Basic earnings per share .......................   $      0.60   $      0.52   $      2.38   $      2.05
                                                   ===========   ===========   ===========   ===========

DILUTED EARNINGS PER SHARE

Income applicable to common stock ..............   $    22,213   $    21,864   $    90,406   $    88,419
                                                   ===========   ===========   ===========   ===========

Share computation:
  Weighted average common shares outstanding ...    37,107,574    41,840,761    37,969,023    43,145,085
  Assumed exercise of stock options and warrants     1,652,004     3,157,674     1,977,608     3,935,142
                                                   -----------   -----------   -----------   -----------
  Weighted average common shares
        outstanding as adjusted ................    38,759,578    44,998,435    39,946,631    47,080,227
                                                   ===========   ===========   ===========   ===========

Diluted earnings per share .....................   $      0.57   $      0.49   $      2.26   $      1.88
                                                   ===========   ===========   ===========   ===========



        For the three and nine months ended September 30, 1999, options for 1,790,194 and 1,731,731 shares, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the respective periods. Similarly, for the three and nine months ended September 30,1998, options for 1,101,185 and 484,474 shares, respectively, are not included in the computation of diluted EPS.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


3. STOCK REPURCHASE PROGRAM

        In the third quarter of 1999, the Company repurchased 2,185,700 shares of Class B Common Stock on the open market for approximately $42.6 million. The equity purchases were made pursuant to the Company's stock repurchase program, which was extended by the Board of Directors in May 1999, that authorizes the purchase of up to 5.0 million shares of Class B Common Stock before December 31, 2001. At September 30, 1999, the remaining shares authorized to be repurchased under the program were 1,797,700.

        In October 1999, the Company repurchased 489,100 shares of Class B Common Stock for approximately $9.7 million. The Company has now returned over $288 million to its shareholders through equity purchases over the past four years.

4. WARRANTS TO PURCHASE COMMON STOCK

        In August 1994, AWA issued approximately 10.4 million warrants to purchase Holdings' Class B Common Stock with an exercise price of $12.74 per share. The warrants were exercisable by the holders anytime before August 25, 1999. As of August 24, 1999, approximately 7.4 million warrants had been repurchased by AWA. Of the warrants that remained outstanding, 2.6 million were exercised at $12.74 per share in August 1999. The balance of unexercised warrants expired and were cancelled on August 25, 1999.

5. FLIGHT EQUIPMENT

        In the third quarter of 1999, AWA entered into aircraft lease arrangements for five new A319 and two new A320 aircraft, each with a lease term of 21 years.

6. SALE/LEASEBACK TRANSACTION

        In August 1999, AWA entered into a sale/leaseback transaction whereby the Company sold five Boeing 737-300 aircraft and one Boeing 757-200 aircraft for approximately $114 million. To complete this transaction, the Company paid approximately $49.3 million to retire mortgage debt outstanding on the aircraft. The aircraft are being leased back from the purchaser for approximately six years. The sale resulted in a $9.2 million gain for AWA, which was deferred and is being amortized over the lease term as a reduction in rent expense. The related lease is being accounted for as an operating lease. The average annual lease payments, over the life of the leases, are $15.5 million.

7. FINANCING TRANSACTION

        In September 1999, America West Airlines 1999-1 Pass Through Trusts issued $253.8 million of Pass Through Trust Certificates in connection with the financing of five Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on the financing is 8.22%. Two A319 and two A320 aircraft that are the subject of this financing were delivered in the third quarter of 1999 and one A319 and two A320 aircraft were delivered in October 1999. The remaining three aircraft will be delivered between November 1999 and February 2000.

        The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of a leveraged lease financing. A major third party finance company has agreed to provide equity for the leveraged lease transactions. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by AWA.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


8. BORROWING UNDER CREDIT FACILITY

        In August 1999, AWA borrowed $67.8 million under its senior secured revolving credit facility to provide bridge financing for the acquisition of one Airbus A319 and one Airbus A320 aircraft. These aircraft were subsequently refinanced in September 1999 when the sale of Series 1999-1 Pass Through Trust Certificates discussed in Note 7, "Financing Transaction" above was completed. The Company repaid the $67.8 million in October 1999 in accordance with the terms of the credit facility.

9. FEDERAL AVIATION ADMINISTRATION ("FAA") SETTLEMENT

        In July 1998, AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. In July 1999, the FAA determined that AWA has complied with the terms of the settlement agreement and waived an additional civil penalty of $2.5 million which could have been assessed under the agreement.

10. SEGMENT DISCLOSURES

        In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way public business enterprises report information about operating segments in annual and interim financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources to segments. It also established standards for related disclosures about products and services, geographic areas, and major customers.

     Segment reporting financial data as of and for the three and nine months ended September 30, 1999 and 1998, respectively, follows (in thousands of dollars):

                                          THREE MONTHS ENDED SEPTEMBER 30, 1999
                                          -------------------------------------
                                                               Other/
                                          AWA       TLC     Eliminations     Total
                                          ---       ---     ------------     -----
Operating revenue ..................   $533,894   $18,945     $    --      $552,839
Depreciation and amortization ......     13,339     1,037      (1,037)       13,339
Amortization of reorganization value      4,974       400        (400)        4,974
Operating income ...................     38,848     3,352      (1,002)       41,198
Capital expenditures ...............    127,731       392          --       128,123

                                          THREE MONTHS ENDED SEPTEMBER 30, 1998
                                          -------------------------------------
                                                               Other/
                                          AWA       TLC     Eliminations       Total
                                          ---       ---     ------------       -----
Operating revenue ..................   $485,424   $13,896     $   (52)     $499,268
Depreciation and amortization ......     12,659        99         (99)       12,659
Amortization of reorganization value      4,974       267         (67)        5,174
Operating income ...................     41,447     5,679      (1,140)       45,986
Capital expenditures ...............     45,712        62          --        45,774

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                              ------------------------------------
                                                                  Other/
                                           AWA        TLC      Eliminations      Total
                                           ---        ---      ------------      -----
Operating revenue ..................   $1,594,549   $ 47,609    $    (213)    $1,641,945
Depreciation and amortization ......       37,336      2,034       (2,034)        37,336
Amortization of reorganization value       14,922      1,200       (1,200)        14,922
Operating income ...................      161,796      9,566       (3,858)       167,504
Capital expenditures ...............      225,792      3,669           --        229,461
Segment assets (end of period) .....    1,776,091    102,416     (233,774)     1,644,733

                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                                              ------------------------------------
                                                                 Other/
                                           AWA        TLC     Eliminations      Total
                                           ---        ---     ------------      -----
Operating revenue ..................   $1,475,866   $40,466    $    (153)    $1,516,179
Depreciation and amortization ......       37,722       321         (321)        37,722
Amortization of reorganization value       14,922     1,000         (800)        15,122
Operating income ...................      163,062    12,133       (3,061)       172,134
Capital expenditures ...............      112,927       636           --        113,563
Segment assets (end of period) .....    1,622,212    82,729     (126,421)     1,578,520

11. SUBSEQUENT EVENTS

         Flight Equipment

         In October 1999, America West entered into an agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase 15 Airbus A318-100 and 12 Airbus A320-200 aircraft. The aircraft will be used to replace AWA's fleet of 14 737-200 aircraft beginning in 2003 and fund the continued strategic growth of the airline. Deliveries for the A320 aircraft will begin August 2000 and continue through 2003. The A318s are scheduled to be delivered in 2003 and 2004. The Company also received 25 options and 25 purchase rights to purchase aircraft in the "A320 family" of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. As part of this agreement, all options outstanding under the 1997 Airbus agreement were cancelled.

        The following table illustrates the Company's committed orders and purchase options over 2000-2004 as of October 31, 1999:

                                                             2004 AND
                                 2000   2001   2002   2003    BEYOND
                                 ----   ----   ----   ----   --------
FIRM ORDERS
-----------
A318-100 / A319-100 / A320-200    12      8      5     10       10

OPTIONS/ PURCHASE RIGHTS
------------------------
A318 / A319 / A320 / A321          0      0      0      0       50

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


        Passenger Commissions

        Effective October 18, 1999, AWA revised its travel agency commission rate structure for all domestic and international travel ticketed in the United States and Canada. Tickets purchased in the United States for travel to and from destinations in the United States will earn a five percent base commission rate with a maximum payment of $50 for each round trip flight and $25 for each one-way flight. Tickets purchased in Canada for all flights between Canada and the United States, and within the United States, will earn a five percent base commission rate with a maximum payment of $70 (CAD) for roundtrip flights and $35 (CAD) for one-way flights. AWA estimates the cost savings from the change to be approximately $30 million per year.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Holdings is the parent company of AWA and TLC. AWA is the ninth largest commercial airline carrier in the United States serving 60 destinations in the U.S., Canada and Mexico. TLC arranges and sells leisure travel products that may include airfare, hotel accommodations, ground transportation and a variety of other travel options. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC.

RESULTS OF OPERATIONS

        Holdings' operations consist of two distinct lines of business for financial reporting purposes. Management believes that a discussion of each of these business lines is appropriate to obtain an understanding of the Company's results of operations.

SUMMARY

        Holdings earned record consolidated net income of $22.2 million in the third quarter of 1999, a 1.6% increase over the third quarter 1998's previous record consolidated net income of $21.9 million. This marks the Company's eighth consecutive quarter of record earnings. Diluted earnings per share for the third quarter of 1999 were a record $0.57 a 16.3% increase over the previous record of $0.49 in last year's third quarter. Consolidated income tax expense for financial reporting purposes was $15.7 million for the 1999 third quarter compared to $21.9 million in the third quarter of 1998.

        Holdings also had record consolidated net income for the nine months ended September 30, 1999, earning $90.4 million compared to $88.4 million in the 1998 period. For the nine months ended September 30, 1999, diluted earnings per share were $2.26 compared to $1.88 for the 1998 period, a 20.2% increase. Consolidated income tax expense for financial reporting purposes was $69.5 million and $73.3 million for the nine months ended September 30, 1999 and 1998, respectively.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


AWA

        The following discussion provides an analysis of AWA's results of operations for the third quarter and nine months ended September 30, 1999 and material changes compared to the third quarter and nine months ended September 30, 1998.

                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                             1999         1998          1999           1998
                                                          ---------    ---------    -----------    -----------
Operating revenues:
    Passenger .....................................       $ 504,793    $ 459,421    $ 1,507,661    $ 1,394,255
    Cargo .........................................           9,877       10,011         31,275         34,503
    Other .........................................          19,224       15,992         55,613         47,108
                                                          ---------    ---------    -----------    -----------
       Total operating revenues ...................         533,894      485,424      1,594,549      1,475,866
                                                          ---------    ---------    -----------    -----------

Operating expenses:
    Salaries and related costs ....................         124,990      111,686        362,507        329,532
    Aircraft rents ................................          69,655       60,846        200,757        179,786
    Other rents and landing fees ..................          32,089       30,504         92,939         88,756
    Aircraft fuel .................................          60,171       47,300        157,604        145,382
    Agency commissions ............................          29,461       24,586         89,903         91,103
    Aircraft maintenance materials and repairs.....          55,613       48,291        156,237        134,760
    Depreciation and amortization .................          13,339       12,659         37,336         37,722
    Amortization of excess reorganization value....           4,974        4,974         14,922         14,922
    Other .........................................         104,754      103,131        320,548        290,841
                                                          ---------    ---------    -----------    -----------
       Total operating expenses ...................         495,046      443,977      1,432,753      1,312,804
                                                          ---------    ---------    -----------    -----------

Operating income ..................................          38,848       41,447        161,796        163,062
                                                          ---------    ---------    -----------    -----------

Nonoperating income (expenses):
    Interest income ...............................           5,101        5,835         14,016         16,921
    Interest expense, net .........................          (7,419)      (8,059)       (23,243)       (25,994)
    Other, net ....................................            (384)         148          2,263           (116)
                                                          ---------    ---------    -----------    -----------
       Total nonoperating expenses, net ...........          (2,702)      (2,076)        (6,964)        (9,189)
                                                          ---------    ---------    -----------    -----------

Income before income taxes ........................       $  36,146    $  39,371    $   154,832    $   153,873
                                                          =========    =========    ===========    ===========

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


        The table below sets forth selected operating data for AWA.

                                                  THREE MONTHS ENDED    PERCENT      NINE MONTHS ENDED    PERCENT
                                                     SEPTEMBER 30,       CHANGE        SEPTEMBER 30,       CHANGE
                                                     1999      1998    1999-1998       1999      1998    1999-1998
                                                   -------   -------   ---------     -------   -------   ---------
Aircraft (end of period) .......................       121       105     15.2            121       105     15.2
Average daily aircraft utilization (hours) .....      11.6      11.9     (2.5)          11.8      12.1     (2.5)
Available seat miles (in millions) .............     6,540     6,142      6.5         19,329    18,070      7.0
Block hours ....................................   124,878   114,785      8.8        367,204   343,037      7.0
Average stage length (miles) ...................       865       827      4.6            860       816      5.4
Average passenger journey (miles) ..............     1,339     1,281      4.5          1,299     1,207      7.6
Revenue passenger miles (in millions)  .........     4,663     4,417      5.6         13,170    12,340      6.7
Load factor (percent) ..........................      71.3      71.9     (0.6) pts      68.1      68.3     (0.2) pts
Passenger enplanements (in thousands)  .........     4,895     4,665      4.9         13,882    13,457      3.2
Yield per revenue passenger mile (cents) .......     10.83     10.40      4.1          11.45     11.30      1.3
Revenue per available seat mile:
   Passenger (cents) ...........................      7.72      7.48      3.2           7.80      7.72      1.0
   Total (cents) ...............................      8.16      7.90      3.3           8.25      8.17      1.0
Fuel consumption (gallons in millions) .........     105.6      98.2      7.5          309.0     288.4      7.1
Average fuel price (cents per gallon)  .........      57.0      48.2     18.3           51.0      50.4      1.2
Average number of full-time equivalent employees    11,475    10,534      8.9         11,208    10,360      8.2

        The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                              THREE MONTHS ENDED    PERCENT    NINE MONTHS ENDED     PERCENT
                                                 SEPTEMBER 30,       CHANGE      SEPTEMBER 30,       CHANGE
                                                  1999   1998      1999-1998      1999   1998      1999-1998
                                                  ----   ----      ---------      ----   ----      ---------
(in cents)
Salaries and related costs ................       1.91    1.82        5.0         1.88   1.82          3.3
Aircraft rents ............................       1.07     .99        8.1         1.04   1.00          4.0
Other rents and landing fees ..............        .49     .50       (2.0)         .48    .49         (2.0)
Aircraft fuel .............................        .92     .77       19.5          .81    .81           --
Agency commissions ........................        .45     .40       12.5          .46    .50         (8.0)
Aircraft maintenance materials and repairs         .85     .79        7.6          .81    .75          8.0
Depreciation and amortization .............        .20     .20         --          .19    .21         (9.5)
Amortization of excess reorganization value        .08     .08         --          .08    .08           --
Other .....................................       1.60    1.68       (4.8)        1.66   1.61          3.1
                                                  ----    ----       ----         ----   ----         ----
                                                  7.57    7.23        4.7         7.41   7.27          1.9
                                                  ====    ====       ====         ====   ====         ====

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


Three Months Ended September 30, 1999 and 1998

        For the three months ended September 30, 1999, AWA realized operating income of $38.8 million, which was a 6.3% decrease from the $41.4 million operating income in last year's third quarter. Income before income taxes for the three month period in 1999 was $36.1 million compared to $39.4 million in 1998.

        Total operating revenues for the 1999 third quarter were a record $533.9 million. Passenger revenues were $504.8 million for the three months ended September 30, 1999, an increase of $45.4 million or 9.9% from the 1998 quarter. A 5.6% increase in revenue passenger miles ("RPM") was more than offset by a 6.5% increase in capacity as measured by available seat miles ("ASM"), resulting in a 0.6 point decrease in load factor (the percentage of available seats that are filled with revenue passengers). The decline in load factor was more than offset by an increase in revenue per passenger mile ("yield") which increased 4.1% to 10.83 cents. The increase in yield reflects the continued benefits of AWA's improved product and revenue management capabilities. Passenger revenue per available seat mile ("RASM") for the quarter increased 3.2% to 7.72 cents despite a 4.6% increase in average stage length due to increased flying to long haul business markets and the positive effect on AWA's 1998 unit revenues resulting from the Northwest Airlines' pilots' strike. Cargo revenues decreased 1.3% to $9.9 million due to lower freight and mail volumes. Other revenues increased 20.2% to $19.2 million for the third quarter of 1999 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

        Operating expenses increased $51.1 million in the third quarter of 1999 or 11.5% as compared to the 1998 third quarter, while ASMs increased 6.5%. As a result, CASM increased 4.7% to 7.57 cents in the third quarter of 1999 from 7.23 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

        - Salaries and related costs per ASM increased 5.0% primarily due to a higher number of employees in the 1999 period to support anticipated growth. Also, the contracts with International Brotherhood of Teamsters (signed October 1998) and the Association of Flight Attendants (signed May 1999), covering the airline's mechanics and flight attendants, respectively, included higher wage rates, and the contract with the Airline Pilots Association (signed May 1995) included longevity-related salary level increases which contributed to higher salary expense in 1999.

        - Aircraft rent expense per ASM increased 8.1% due to the net addition of 16 leased aircraft to the fleet during the 1999 quarter as compared to 1998 and the effect of the sale/leaseback transaction in August 1999 involving six previously owned aircraft. (See Note, 6, "Sale/Leaseback Transaction" in Notes to Condensed Consolidated Financial Statements.)

        - Other rents and landing fees expense per ASM decreased 2.0% in the third quarter of 1999 primarily due to the 6.5% increase in ASMs.

        - Aircraft fuel expense per ASM increased 19.5% primarily due to an 18.3% increase in the average price per gallon of fuel to
                57.0 cents in the 1999 quarter from 48.2 cents in 1998.

        - Agency commissions expense per ASM increased 12.5% due to the increase in commissions resulting from higher passenger revenues in the 1999 third quarter.

        - Aircraft maintenance materials and repairs expense per ASM increased 7.6% primarily due to an increase in capitalized maintenance amortization expense of $5.9 million for the third quarter of 1999 when compared to the 1998 third quarter.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


        - Other operating expenses per ASM decreased 4.8% to 1.60 cents from 1.68 cents primarily due to a decrease in expense associated with AWA's frequent flyer program resulting from a reduction in the estimated liability for travel awards, non-salary related Year 2000 ("Y2K") readiness costs and lower traffic liability insurance expense.

        Net nonoperating expenses of $2.7 million for the third quarter of 1999 were relatively unchanged from 1998.

Nine Months Ended September 30, 1999 and 1998

        For the nine months ended September 30, 1999, AWA realized operating income of $161.8 million, a 0.8% decrease from the previous $163.1 million operating income in the nine months ended September 30, 1998. Income before income taxes for the nine month period in 1999 was $154.8 million compared to $153.9 million in 1998.

        Total operating revenues for the nine months ended September 30, 1999 were a record $1.6 billion. Passenger revenues were a record $1.5 billion for the nine months ended September 30, 1999, an increase of $113.4 million or 8.1% from the 1998 period. RPMs increased 6.7% while capacity as measured by ASMs increased 7.0%, resulting in a 0.2 point decrease in load factor. The decline in load factor was more than offset by a 1.3% increase in yield, which increased to
11.45 cents in 1999 from 11.30 cents in 1998. RASM increased 1.0% to 7.80 cents for the nine months ended September 30, 1999 compared to 7.72 cents for the comparable 1998 period. This yield and RASM performance was achieved despite a 5.4% increase in average stage length due to increased flying to long-haul business markets. Cargo revenues decreased 9.4% to $31.3 million due to lower freight and mail volumes. Other revenues increased 18.1% to $55.6 million for the nine months ended September 30, 1999 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

        Operating expenses increased $119.9 million for the nine months ended September 30, 1999 or 9.1% as compared to the 1998 period, while ASMs increased 7.0%. As a result, CASM increased 1.9% to 7.41 cents in the nine months ended September 30, 1999 from 7.27 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

        - Salaries and related costs per ASM increased 3.3% primarily due to a higher number of employees in the 1999 period to support anticipated growth. Also, the contracts with International Brotherhood of Teamsters (signed October 1998) and the Association of Flight Attendants (signed May 1999), covering the airline's mechanics and flight attendants, respectively, included higher wage rates, and the contract with the Airline Pilots Association (signed May 1995) included longevity-related salary level increases which contributed to higher salary expense in 1999.

        - Aircraft rent expense per ASM increased 4.0% due primarily to the net addition of 16 leased aircraft to the fleet during the 1999 period as compared to 1998 and the effect of the sale/leaseback transaction in August 1999 involving six previously owned aircraft (See Note 6, "Sale/Leaseback Transaction" in Notes to Condensed Consolidated Financial Statements.)

        - Other rents and landing fees expense per ASM decreased 2.0% in the nine months ended September 30, 1999 primarily due to a decreased level of part borrowing from other airlines and the 7.0% increase in ASMs.

        - Agency commissions expense per ASM decreased 8.0% as the cost reductions associated with the institution of the $50 commission cap implemented on May 1, 1998 and an increase in the percentage of non-commissionable revenue in the 1999 nine month period more than offset the increase in commissions resulting from higher revenue for the nine months ended September 30, 1999.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


        - Aircraft maintenance materials and repairs expense per ASM increased 8.0% primarily due to a $20.8 million increase in capitalized maintenance amortization expense for the 1999 period when compared to the comparable period in 1998.

        - Depreciation and amortization expense per ASM decreased 9.5% due primarily to the increase in the average depreciable life of certain Boeing 737-200 aircraft that have been modified to meet the FAA's Stage III noise reduction requirements, which reduced depreciation expense for the first nine months of 1999 by approximately $6.0 million.

        - Other operating expenses per ASM increased 3.1% to 1.66 cents from 1.61 cents primarily due to non-salary related Y2K costs which increased $12.7 million from $6.0 million in the first nine months of 1998 to $18.7 million in the 1999 period. This was offset in part by a $5.8 million decrease in expense associated with AWA's frequent flyer program resulting from a reduction in the estimated liability for travel awards.

        Net nonoperating expenses decreased $2.2 million to $7.0 million in the nine months ended September 30, 1999 from $9.2 million in 1998. The period-over-period change was primarily due to a $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock in the second quarter of 1999.

TLC

        TLC's consolidated statements of income for the three and nine months ended September 30, 1999 include the results of The Vacation Store ("TVS"), acquired in November 1998, and the National Leisure Group ("NLG"), acquired in May 1999. TVS and NLG are national retail leisure travel companies that specialize in the marketing, packaging and retail distribution of cruise and resort vacations. These acquisitions add established retail networks to TLC's largely wholesale travel product line. The following discussion provides an analysis of TLC's results of operations and reasons for material changes therein.

                               THE LEISURE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                        1999       1998      1999        1998
                                      -------    -------   --------    --------
Operating revenues ................   $61,168    $45,176   $172,780    $138,572
Cost of goods sold ................    42,223     31,280    125,171      98,106
                                      -------    -------   --------    --------
Gross Profit ......................    18,945     13,896     47,609      40,466
                                      -------    -------   --------    --------

Total operating expenses ..........    15,593      8,217     38,043      28,333
                                      -------    -------   --------    --------

Operating Income ..................     3,352      5,679      9,566      12,133
                                      -------    -------   --------    --------

Nonoperating income (expenses), net      (177)       209        (14)        (77)
                                      -------    -------   --------    --------

Income before income taxes ........   $ 3,175    $ 5,888   $  9,552    $ 12,056
                                      =======    =======   ========    ========

Supplemental information
    Gross revenues ................   $79,237    $45,176   $190,851    $138,572
                                      =======    =======   ========    ========

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


        TLC's consolidated income before income taxes for the three months ended September 30, 1999 was $3.2 million, a decrease of $2.7 million when compared to the third quarter of 1998. Consolidated operating revenues increased $16.0 million to $61.2 million due primarily to the acquisition of TVS and NLG, which had revenues of $4.5 million and $12.6 million, respectively. TLC's wholesale vacation package revenue decreased $0.4 million as AWA's improving yield profile continued to result in fewer wholesale seats being offered to TLC and therefore lower volumes for TLC. Consolidated operating revenues include commissions and overrides earned by TVS and NLG related to the sale of retail vacation products. Gross revenues, which reflect the full retail value of commissioned sales, increased $34.1 million compared to the same period of the prior year. The increase was primarily due to TVS and NLG, which had gross revenues of $5.2 million and $29.0 million, respectively, for the quarter. Consolidated cost of goods sold was $42.2 million in the third quarter of 1999, an increase of $10.9 million from the third quarter of 1998. The cost of retail packages sold by TVS and NLG was $3.7 million and $8.4 million, respectively. The cost of wholesale packages sold decreased $0.6 million compared to 1998 due to lower passenger volume, which was partially offset by higher air and hotel costs. Consolidated gross profit increased by $5.0 million. Total consolidated operating expenses increased $7.4 million in the 1999 quarter when compared to 1998, primarily due to the newly acquired companies, higher infrastructure costs related to future growth needs and a year-over-year increase in fees paid for services provided by AWA.

        For the nine months ended September 30, 1999, consolidated income before income taxes was $9.6 million, a decrease of $2.5 million when compared to 1998. Consolidated operating revenues were $172.8 million or $34.2 million higher than the 1998 period due primarily to the acquisition of TVS and NLG, which had revenues of $19.1 million and $25.8 million, respectively. Wholesale vacation package revenues were $9.9 million lower than 1998 due primarily to lower passenger volumes. Gross revenues increased $52.2 million compared to 1998 primarily due to TVS and NLG which contributed gross revenue of $19.7 million and $42.3 million, respectively, for the 1999 period. Consolidated cost of goods sold was $125.2 million for the nine months ended September 30, 1999, an increase of $27.1 million. The cost of retail packages sold by TVS and NLG was $16.2 million and $19.7 million, respectively. The cost of wholesale packages sold decreased $8.2 million compared to 1998 due to lower passenger volumes, which was partially offset by higher air and hotel costs. Consolidated gross profit increased $7.1 million in 1999. Total consolidated operating expenses increased $9.7 million for the nine months ended September 30, 1999 primarily due to the newly acquired companies, higher infrastructure costs related to future growth needs and a year-over-year increase in fees paid for services provided by AWA.

LIQUIDITY AND CAPITAL RESOURCES

        Holdings' unrestricted consolidated cash and cash equivalents and short-term investments at September 30, 1999 totaled $246.6 million. This amount includes $67.8 million AWA had drawn under its revolving credit facility, which was invested in cash equivalents at September 30, 1999. (See Note 8, "Borrowing Under Credit Facility" in Notes to Condensed Consolidated Financial Statements.) Excluding the $67.8 million, unrestricted cash and cash equivalents and short-term investments increased to $178.8 million at September 30, 1999 from $135.8 million at December 31, 1998. Net cash provided by operating activities decreased to $222.9 million for the nine months ended September 30, 1999 from $306.0 million in 1998 as the Company was required to make estimated income tax payments of $55.6 million in the 1999 period compared to $6.3 million in 1998. The acquisition of NLG by TLC in 1999 also contributed to the decrease. Net cash used in investing activities decreased to $27.9 million for the 1999 period from $181.6 million for the 1998 period primarily due to the sale in August 1999 of six aircraft for $114.1 million as part of a sale/leaseback transaction. (See
Note 6, "Sale/Leaseback Transaction".) Also, in September 1999, AWA refinanced one A320 and one A319 Airbus aircraft, which were purchased in August 1999 with bridge loan financing, when the sale of Series 1999-1 Pass Through Trust Certificates was completed. (See Note 7, "Financing Transaction" and Note 8, "Borrowing Under Credit Facility".) The 1999 period also included sales of short-term investments totaling $21.8 million compared to purchases of $52.1 million of short-term investments in 1998. Net cash used in financing activities was $62.5 million for the nine months ended September 30, 1999 compared to $166.3 million in the 1998 period. The 1999 period included $162.1 million borrowed under AWA's revolving credit facility, of which $94.3 million was

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


repaid in April 1999. The remaining $67.8 million was repaid in October 1999. The 1999 period also included proceeds of $32.7 million from the exercise of 2.6 million AWA warrants to purchase Holdings' Class B Common Stock and purchases of common stock and AWA warrants under the Stock Repurchase Program totaling $88.5 million. In the first nine months of 1998, AWA repaid $30 million of revolving credit facility debt and the Company repurchased $118.2 million of common stock and AWA warrants.

        Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at September 30, 1999 was $179.9 million.

        Long-term debt maturities through 2001 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft and, in 1999, the $67.8 million borrowing under the revolving credit facility. Such maturities are $71.2 million, $19.9 million and $19.8 million, respectively, for the remainder of 1999, 2000 and 2001. In October 1999, AWA repaid the $67.8 million in accordance with the terms of the credit facility. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

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

        At September 30, 1999, AWA had firm commitments to AVSA to purchase a total of 19 Airbus aircraft, with four remaining to be delivered in 1999. AWA also had an option to purchase 46 more Airbus aircraft. The aggregate net cost of these firm commitments is approximately $800 million based on a 3.5% annual price escalation.

        In October 1999, AWA entered into an agreement with AVSA to purchase 15 Airbus A318-100 and 12 Airbus A320-200 aircraft. Deliveries for the A320 aircraft will begin August 2000 and continue through 2003. The A318s are scheduled to be delivered in 2003 and 2004. The Company also received 25 options and 25 purchase rights to purchase aircraft in the "A320 family" of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. As part of this agreement, all options outstanding under the previous agreement were cancelled. (See Note 11, Subsequent Events - "Flight Equipment".) The aggregate net cost of firm commitments under this aircraft order is approximately $1.1 billion based on a 3.5% annual price escalation.

        AWA has arranged for financing from AVSA for approximately 75% of the remaining aircraft to be delivered under the purchase commitment existing at September 30, 1999. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate to support these aircraft orders. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


        In October 1998, America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by Holdings and AWA. The combined effective interest rate on the financing is 6.99%. The last three aircraft that were the subject of this financing were delivered in July 1999.

        In September 1999, America West Airlines 1999-1 Pass Through Trusts issued $253.8 million of Pass Through Trust Certificates in connection with the financing of five Airbus A319 aircraft and five Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by Holdings and AWA. The combined effective interest rate on the financing is 8.22%. Two A319 and two A320 aircraft that are the subject of this financing were delivered in the third quarter of 1999 and one A319 and two A320 aircraft were delivered in October 1999. The remaining three aircraft will be delivered between November 1999 and February 2000.

        Capital expenditures for the nine months ended September 30, 1999 and 1998 were approximately $229.5 million and $113.6 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $83.3 million for the nine months ended September 30, 1999 and $94.6 million for the nine months ended September 30, 1998.

        Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at September 30, 1999.

OTHER INFORMATION

LABOR RELATIONS

        The Company is in the process of negotiating an agreement with the Transport Workers Union ("TWU") as the bargaining representative for AWA's approximately 2,000 fleet service workers. The Company cannot predict the form of this future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance.

        In September 1999, AWA's stock clerks voted in favor of being represented by the International Brotherhood of Teamsters ("IBT"). Of the 41 employees eligible to vote, 25 voted for IBT representation.

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

        The Company has underway a Year 2000 Project (the "Project" or "Year 2000 Project") to identify the programs and infrastructure that could be affected by the Year 2000 issue and has implemented a plan to resolve the problems identified on a timely basis. The Project requires the Company to devote a considerable amount of internal resources and hire substantial external resources to assist with the implementation and monitoring of the Project, and has required the replacement of certain equipment and modification of certain software.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


        The Company believes that its Year 2000 Project will be completed prior to any currently anticipated significant impact on the Company arising from the Year 2000 issue. The Project is divided into three main sections, including information technology ("IT") systems, embedded systems and third party compliance. Mission critical IT and embedded systems are complete. Monitoring and corrective actions, if required, will continue through the first quarter of 2000. An initial assessment of third party suppliers is complete. Ongoing assessment will continue through the year based on the supplier's Year 2000 readiness and their importance to the Company.

        The Company currently estimates that the total cost of its Year 2000 Project will be approximately $48 million, which will be funded from operating cash flows. These costs include approximately $8 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course of business regardless of the Year 2000 issue. As of September 30, 1999 the Company had incurred approximately $35 million of non-capital expenditures in connection with the Year 2000 Project. The Company expects that approximately $39 million of the costs have been or will be expensed as incurred and the Company has had or will have approximately $9 million of capital expenditures.

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

FACILITIES

        On November 1, 1999, a new $54 million concourse was opened at AWA's principal hub at Phoenix Sky Harbor International Airport's Barry M. Goldwater Terminal 4. The new concourse provides AWA with 12 new gates and an additional 80,000 square feet of space with another 40,000 square feet and two more gates scheduled for future expansion in 2001. With the completion of the new concourse, AWA now operates 42 gates and occupies 335,000 square feet of space as Sky Harbor's largest tenant.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


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

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a) Commodity Price Risk

        As of September 30, 1999, the Company had entered into fixed price swap transactions hedging approximately 50% of its projected remaining 1999 fuel requirements. The use of such swap transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At September 30, 1999 the Company estimates that a 10% change in the price per gallon of jet fuel would have changed the fair value of the existing swap contracts by $5.8 million.

        As of October 31, 1999, approximately 50% of AWA's 1999 fuel requirements are hedged.

(b) Interest Rate Risk

        The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At September 30, 1999 the Company's variable-rate long-term debt obligations represented approximately 39.8% of its total long-term debt. If interest rates increased 10% in 1999, the impact on the Company's results of operations would not be material.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits

           EXHIBIT
           NUMBER    DESCRIPTION AND METHOD OF FILING
           ------    --------------------------------
           *4.14     Pass Through Trust Agreements, dated as of September 21, 1999 between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through
                     Trusts, Series 1999-1G-S, 1999-1G-0, 1999-1C-S and 1999-1C-O
                     and the issuance of 7.93% Initial Pass Through Certificates,
                     Series 1999-1G-S and 1999-1G-0, and 8.54% Initial Pass Through
                     Certificates, Series 1999-1C-S and 1999-1C-O, and 7.93%
                     Exchange Pass Through Certificates, Series 1999-1G-S and
                     1999-1G-O, and 8.54% Exchange Pass Through Certificates, Series
                     1999-1C-S and 1999-1C-O.

           *27.1     Financial Data Schedule.
           -----
           *         Filed herewith.


        b. Reports on Form 8-K

           Holdings filed a Report on Form 8-K dated July 21, 1999 attaching a copy of its press release regarding 1999 second quarter earnings.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMERICA WEST HOLDINGS CORPORATION





                                             By /s/ W. Douglas Parker
                                                --------------------------------
                                                W. Douglas Parker
                                                Executive Vice President


DATED: November 15, 1999

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 1999


                                  EXHIBIT INDEX


           EXHIBIT
           NUMBER    DESCRIPTION AND METHOD OF FILING
           ------         --------------------------------
           *4.14     Pass Through Trust Agreements, dated as of September 21, 1999 between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through
                     Trusts, Series 1999-1G-S, 1999-1G-0, 1999-1C-S and 1999-1C-O
                     and the issuance of 7.93% Initial Pass Through Certificates,
                     Series 1999-1G-S and 1999-1G-0, and 8.54% Initial Pass Through
                     Certificates, Series 1999-1C-S and 1999-1C-O, and 7.93%
                     Exchange Pass Through Certificates, Series 1999-1G-S and
                     1999-1G-O, and 8.54% Exchange Pass Through Certificates, Series
                     1999-1C-S and 1999-1C-O.

           *27.1     Financial Data Schedule.
           -----

* Filed herewith.