Form 10-K
period 1999-12-31
AMERICA WEST HOLDINGS CORP; AMERICA WEST AIRLINES INC
filed 2000-03-30
CIK 1029863, 706270

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12649
                        AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                              86-0847214
(STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION NO.)
               ORGANIZATION)

      111 WEST RIO SALADO PARKWAY                                           (480) 693-0800
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

                         COMMISSION FILE NUMBER 1-10140
                           AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                                       86-0418245
(STATE OR OTHER JURISDICTION OF INCORPORATION OR                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)

          4000 E. SKY HARBOR BOULEVARD                                           (480) 693-0800
           PHOENIX, ARIZONA 85034-3899                        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 UNDER THE SECURITIES EXCHANGE ACT OF
1934) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF EACH OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. __

    AS OF MARCH 20, 2000, THERE WERE 35,258,623 SHARES OF AMERICA WEST HOLDINGS CORPORATION CLASS B COMMON STOCK, $.01 PAR VALUE ISSUED AND OUTSTANDING. AS OF SUCH DATE, BASED ON THE CLOSING SALES PRICE, 34,688,025 SHARES OF CLASS B COMMON STOCK, HAVING AN AGGREGATE MARKET VALUE OF APPROXIMATELY $520,320,375 WERE HELD BY NON-AFFILIATES. FOR PURPOSES OF THE ABOVE STATEMENT ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS ARE ASSUMED TO BE AFFILIATES. AS OF MARCH 20, 2000, ALL OUTSTANDING EQUITY SECURITIES OF AMERICA WEST AIRLINES, INC. WERE OWNED BY AMERICA WEST HOLDINGS CORPORATION.

    WITH RESPECT TO AMERICA WEST AIRLINES, INC., INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY
SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES X NO

                       DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE PROXY STATEMENT RELATED TO AMERICA WEST HOLDINGS CORPORATION'S 2000 ANNUAL MEETING OF STOCKHOLDERS, WHICH PROXY STATEMENT WILL BE FILED UNDER THE SECURITIES EXCHANGE ACT OF 1934 WITHIN 120 DAYS OF THE END OF AMERICA WEST HOLDINGS CORPORATION'S FISCAL YEAR ENDED DECEMBER 31, 1999, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

    AMERICA WEST AIRLINES, INC., A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I

Item 1. Business .....................................................................................       1
Item 2. Properties ...................................................................................      15
Item 3. Legal Proceedings ............................................................................      15
Item 4. Submission of Matters to a Vote of Security Holders...........................................      15

PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters ........................      18
Item 6. Selected Consolidated Financial Data .........................................................      19
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ........      19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..................................      29
Item 8A. Consolidated Financial Statements and Supplementary Data -- America West Holdings Corporation      30
Item 8B. Financial Statements and Supplementary Data -- America West Airlines, Inc. ..................      51
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........      67

PART III

Item 10. Directors and Executive Officers of the Registrants .........................................      67
Item 11. Executive Compensation ......................................................................      67
Item 12. Security Ownership of Certain Beneficial Owners and Management ..............................      67
Item 13. Certain Relationships and Related Transactions ..............................................      67

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .............................      68

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

ITEM 1. BUSINESS

OVERVIEW OF OUR COMPANY'S BUSINESSES

    Holdings is the parent company of AWA and TLC. We believe that the holding company structure improves the Company's ability to manage separate business segments effectively and that Holdings provides a platform for further expansion of the Company's travel-related businesses. The Company intends to continue to evaluate investment and expansion opportunities that would allow it to capitalize on the key strengths and market positions of AWA, TLC and Holdings' e-commerce business.

    AWA is the ninth largest commercial airline carrier in the United States, operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. AWA has the lowest cost structure of all major full-service domestic airlines in the United States. The Company's operating cost per available seat mile ("CASM") for 1999 was 7.52 cents, which was approximately 23% less than the average CASM of the other major domestic airlines. At December 31, 1999, the Airline served 59 destinations, including seven destinations in Mexico and one in Canada, with a fleet of 123 aircraft and offered service to an additional 84 destinations through alliance arrangements with other airlines.

    TLC arranges and sells leisure travel products that may include airfare, hotel accommodations, ground transportation, and a variety of other travel options. TLC's largest brand, America West Vacations, has significant strength in the Las Vegas destination market and also has presence in other vacation destinations such as Arizona, California, Florida, Mexico and Canada.

    Together, Holdings and its subsidiaries employed 13,336 people on December 31, 1999.

STRATEGY

    The Company seeks to maximize stockholder value by capitalizing on the Company's key competitive strengths while maintaining financial flexibility. The principal elements of our strategy are to grow America West Airlines, to improve the Airline's unit revenues, to maintain the Airline's strategic cost advantage, to ensure financial flexibility for the future and to pursue strategic e-commerce opportunities in the travel and travel-related industries.

    GROW THE AIRLINE

    The Company intends to continue growing the Airline primarily by increasing service to and from Phoenix and Las Vegas. The Phoenix and Las Vegas markets are among the fastest growing in the United States, and the Company believes that its Phoenix hub remains undersized relative to its potential. In execution of this strategy, AWA has increased available seat miles ("ASMs") 20% over the past three years with the majority of this growth focused on strengthening AWA's position at Phoenix. Compared with 1999, ASMs are expected to increase approximately 10% in 2000 and approximately 10% annually through 2003. The growth will be focused on adding frequencies from Phoenix to existing business markets and, to a lesser degree, to markets not previously served by AWA.

     The Airline has expanded its reach outside of its core markets through alliances. AWA has codesharing arrangements with Continental Airlines, Mesa Airlines, British Airways, Northwest Airlines and EVA Airways of Taiwan, and has received United States government approval for a codesharing agreement with Air China. These alliances allow the Airline to expand its passenger base without significant increases in capital or operating expense and in some cases, achieve cost savings through economies of scale and joint purchasing agreements. The Company believes that alliances are an efficient means of developing new markets and increasing travel opportunities for its customers. We anticipate continuing to pursue such relationships with existing alliance partners and other domestic and international carriers.

    IMPROVE THE AIRLINE'S UNIT REVENUES

    Due to AWA's leisure oriented hub markets in Phoenix and Las Vegas, the competitive nature of many of the western U.S. markets where the Airline flies, and the Airline's size relative to its competition, AWA's passenger revenue per available seat mile ("RASM") is approximately 15% less than the average RASM for the ten largest airlines in the United States. One of the Company's primary opportunities to improve profitability is to close that RASM gap through three main efforts: growing in key business markets; investing in scheduling and revenue management automation and technology; and improving the quality of the Airline's products. Our efforts to improve unit revenues were successful in 1999
- AWA's passenger RASM improved by 2.4% over 1998, while the industry average RASM decreased by 0.3% over the same period. Looking forward, we believe that substantial opportunity exists to further improve AWA's unit revenues by continuing the strategic growth plan, improving operating performance and continuing to enhance the Airline's customer service, frequent flyer programs and onboard products.

    MAINTAIN STRATEGIC COST ADVANTAGE

    The Company is committed to maintaining AWA's low cost structure, which we believe offers a significant competitive advantage over other major full-service airlines. AWA's CASM is approximately 23% less than the average CASM of the ten largest airlines in the United States. AWA has achieved this low cost structure primarily through employee productivity, favorable labor costs per ASM and industry-leading aircraft utilization.

    ENSURE FINANCIAL FLEXIBILITY

    The airline and travel industries are cyclical in nature. Because of this, an important element of the Company's strategy is to maintain financial flexibility as protection against a downturn in the business cycle. A key component of this strategy is AWA's aircraft leasing plan. As of December 31, 1999, and through the end of 2004, leases for 56 aircraft will expire. As a result, if economic conditions change adversely during that period, the Airline can delay the growth of its fleet and its aircraft-related financial obligations by electing to not renew these aircraft leases. Another component of this strategy is the Company's compensation system for its non-union employees, which includes a variable pay element based largely on the Company's operating income level. The Company further enhances its financial flexibility by maintaining a $125 million senior secured revolving credit facility with certain financial institutions.

    PURSUE STRATEGIC E-COMMERCE OPPORTUNITIES

    In January 2000 we established an e-business division to manage our electronic business, Internet initiatives and on-line investments. The objectives of this division include improving customer service, generating additional revenue, reducing our distribution, procurement and other costs through business-to-business Internet applications and related automation and creating shareholder value through equity holdings in e-business partners. The e-business division will provide additional opportunities for customers to purchase airline seats or vacation packages conveniently over the Internet and will complement, support and expand our existing successful commercial relationships and equity partnerships with other companies that offer discount airfares, travel packages and other services direct to consumers via the Internet.

    We have already made significant progress in our efforts to create value through equity positions in our partners. During 1999 we recognized pretax gains of approximately $24 million, primarily through our partnership with Priceline.com. In addition, we hold equity stakes in four on-line ventures that are not yet public and we are in investment discussions with several others.

    In addition to partnering with e-business concerns, we continued to develop and refine our profitable leisure travel business by pursuing opportunities to transfer some of The Leisure Company lines of business to e-commerce companies in exchange for cash and equity in these entities. In February 2000, we signed a letter of intent to sell America West Golf Vacations for equity in Book4golf.com, a Canadian publicly traded company. Book4golf.com is a provider of Internet-based, real-time, golf tee time reservations systems. America West Golf Vacations arranges complete golf vacation packages including air transportation, hotel accommodations, rental car and guaranteed tee times at premier golf courses in Arizona, Nevada, California and Mexico. In March 2000, we reached an agreement to sell a majority interest in TLC's retail operations, National Leisure Group ("NLG") and The Vacation Store ("TVS"), to Softbank Capital LP and General Catalyst LLP. Holdings will retain a twelve percent passive ownership interest in the restructured venture leaving TLC well positioned to capitalize on future NLG and TVS business growth. We believe that transferring the golf and retail businesses to entities that are focused on selling golf and retail vacation packages over the Internet will allow us to increase vacation package sales while also generating equity returns. The transactions related to the sale of both America West Golf Vacations and the retail vacations businesses are subject to certain regulatory and other approvals, among other things.

AMERICA WEST AIRLINES

    THE AIRLINE'S OPERATIONS

    AWA is the ninth largest commercial airline and our unit cost is the lowest of all full-service airlines in the United States. The Airline reported approximately $2.1 billion in revenues in 1999, an increase in annual revenues of 9.1% over revenues reported in 1998 and 38% over those reported in 1995. The Airline operates through its hubs in Phoenix, Arizona and Las Vegas, Nevada and a mini-hub in Columbus, Ohio. At the end of 1999 the Airline operated a fleet of 123 aircraft flying approximately 604 flights each day and served 59 destinations directly and offered service to another 84 destinations through AWA's alliance agreements with other carriers.

    We seek to maximize AWA's market share and profitability by operating the Airline through a hub and spoke network, the strategy employed by all but one of the ten largest airlines in the United States. AWA is the leading airline serving Phoenix based on ASMs and takeoffs and landings and the leading airline serving Las Vegas based on ASMs.

    We believe that the success of the Airline's operations in Phoenix and Las Vegas is due to a number of factors including:

- Phoenix is the seventh largest city in the United States and its metropolitan area is the 14th largest in the country.

- The attractiveness of Phoenix and Las Vegas as business and leisure destinations.

- The size of those cities' airports. Phoenix Sky Harbor International Airport is the 7th largest airport in the United States based on takeoffs and landings and Las Vegas McCarran International Airport is the 13th largest airport in the country by that measure.

- The geographically favorable location of those cities with convenient access to and connecting opportunities for passengers travelling to or from key southwest and west coast markets and vacation destinations in Mexico.

- The relatively low operating costs incurred in those cities' metropolitan areas and at those airports.

    The Phoenix and Las Vegas metropolitan areas are among the fastest growing in the country. Moreover, we believe that our Phoenix hub remains undersized compared to other airlines' hubs of similar or smaller populations and airport size. Therefore, we believe that the Airline's hubs are well positioned for the continued growth that is one of the key elements of our strategy.

    Toward that end, the Company has increased service in Phoenix from 174 daily jet departures at year-end 1995 to 257 at December 31, 1999. America West's goal is to increase daily jet departures to 300 by year-end 2001 primarily by adding flight frequencies in existing markets with demonstrated profitability. America West has a 27% market share of Phoenix-originating passengers and is working aggressively to capture a greater share of this traffic.

     As a key element of America West's strategy to improve unit revenues we have placed a greater emphasis on the business traveler over the past three years. Tailoring its schedule to attract a greater percentage of high-yield business flyers, America West has added nonstop destinations and increased flight frequencies to major business destinations. Inventory-management systems, much improved over the last two years, assure that good seats are available to the Company's most-frequent and most-lucrative travelers.

     At the same time, the sales and marketing focus on the business traveler has been increased. A revamped Flight Fund frequent-flyer program was introduced in early 1999, which includes more domestic and international destinations for free award travel, as well as for elite level members (predominantly business travelers), unlimited first class upgrades, increased mileage-credit bonuses and non-expiring miles. The America West fleet also is undergoing an upgrade, with new Airbus A319s and A320s being added. Airbus A318 aircraft will be added to the fleet in 2003. The Airbus aircraft offer wider, more comfortable cabins and more first class seats than the Boeing 737s that traditionally have been the mainstay of America West's fleet. The improved in-flight services include enhanced meal service and in-flight entertainment in first class and in coach on long-haul flights.

    The Company is also committed to providing quality customer service and reliability. In this regard, we were less successful in 1999. A key focus for America West going forward will be improving the Company's operational reliability. In April 1999 the Company effected a management reorganization establishing two new organizations within America West, the Operations Group and the Corporate Group. The existing division structure was repositioned under those two umbrellas. This change improves management focus on operations, underlines the Company's commitment to safety, and allows effective pursuit of the Airlines' growth. The Operations Group, led by Gil Mook, has a new senior management team in place to oversee and improve the Company's operations.

    ALLIANCES WITH OTHER AIRLINES

    AWA has alliance agreements with Continental Airlines, Mesa Airlines, British Airways, Northwest Airlines and EVA Airways of Taiwan, and has received United States government approval for an alliance arrangement with Air China.

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

    By codesharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. The arrangement also provides that AWA personnel handle Continental's ticket counter and ground operations at certain airports in the western and southwestern United States and that Continental's personnel handle those operations for AWA at certain airports in the east, midwest and south. Through its alliance arrangement with Continental, AWA offered service to an additional 59 destinations as of December 31, 1999 and achieves cost savings primarily through the consolidation of airport facilities and resources and elimination of duplicative costs for labor and equipment.

    Mesa Airlines, ("Mesa"), operating as America West Express, provides regional feeder service to and from the Airline's Phoenix hub to destinations in the western United States and northern Mexico flying, principally, regional jets and large turboprop aircraft. In addition, Mesa operates America West Express regional jet service to and from the Airline's mini-hub in Columbus, Ohio to midwest and eastern business markets. As of December 31, 1999, 16 regional jets were committed to America West Express Service. Through its alliance arrangement with Mesa, AWA offered America West Express service to an additional 25 destinations as of December 31, 1999. The alliance arrangement with Mesa provides for the Airline's management of coordinated flight schedules and all America West Express marketing and sales. All reservations are booked under AWA's flight designator code. America West Express passengers connecting to or from an AWA flight can purchase one airfare for their entire trip.

    AWA's alliance agreement with British Airways allows British Airways to offer connecting service to and from British Airways' flights to Phoenix, San Francisco and Los Angeles onward to certain destinations served by the Airline. The arrangement also allows AWA FlightFund members to earn credit for travel on British Airways and for frequent flyer benefits earned by AWA customers to be redeemed for travel on British Airways' system.

    Through AWA's alliance agreements with Northwest Airlines and EVA Airways, AWA provides connecting service from those airlines' Pacific routes to Las Vegas and Phoenix. Upon implementation of the alliance agreement with Air China, AWA will provide connecting service to Las Vegas and Phoenix from Air China's Pacific routes.

    AIRLINE COMPETITION AND MARKETING

    The airline industry is highly competitive. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs, on-board products and other services. AWA competes with a number of major airlines on medium and long haul routes to and from and through its hubs and with a number of carriers for short haul flights at its Phoenix and Las Vegas hubs and its Columbus mini-hub. AWA competes with other major full service airlines based on price and, due to its low cost structure, is able to compete with other low cost carriers in both short and long haul markets. The entry of additional carriers in many of AWA's markets (as well as increased services by established carriers) could negatively impact AWA's results of operations. For additional discussion of industry competition and related government regulation, see "Risk Factors -- The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or low-cost structures" and, generally, "Government Regulations."

    Most tickets for travel on AWA are sold by travel agents. Travel agents generally receive commissions based on the price of tickets sold. AWA and other airlines often pay additional commissions in connection with special revenue programs, competing not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. Effective October 18, 1999, AWA reduced the travel agency base commission rate from 8% to 5% with a maximum payment of $50 for each round trip flight. We believe that commission structure, together with AWA's program of additional commissions in connection with special programs, is competitive with the commission programs of the other major United States airlines.

    Most tickets sold by travel agents are sold through computer reservation systems that are controlled by other airlines. Travel agents' reliance on those computer reservation systems have, from time to time, significantly increased the cost of making reservations, which costs are born by airlines which subscribe to the computer reservation systems, including AWA.

    AWA has sought to address these issues through several initiatives. First, AWA's electronic or paperless ticketing program responds to customer needs and reduces distribution costs for tickets booked directly through the Airline's reservation system and through travel agencies. During 1999 approximately 60% of the Airline's tickets were processed electronically, up from 50% during 1998. Second, AWA provides the ability for its customers to book tickets directly through the Internet using the Airline's web site located at www.americawest.com, thus avoiding the more expensive computer reservation systems. Bookings through Americawest.com and other travel-related Internet sites were approximately 7% of total 1999 bookings, up from 1% in 1998.

    Federal regulations have been promulgated that are intended to diminish preferential scheduling displays and other practices with respect to computer reservation systems that place AWA and other similarly situated users at a competitive disadvantage to airlines controlling the systems. Those regulations are presently under review by the Department of Transportation ("DOT"). The Airline is participating aggressively in the federal rule making process related to computer reservations systems.

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

    Through the FlightFund Program, accumulated mileage credits can be redeemed for free travel on AWA and America West Express and certain partner airlines including Continental and British Airways and for first class upgrades on AWA. Use of mileage credits is subject to industry standard restrictions including blackout dates. The Airline must purchase space on other airlines to accommodate FlightFund redemption travel on those airlines.

    The Company accounts for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food, beverages, supplies, fuel, liability insurance and ticketing costs which are accrued as FlightFund members accumulate mileage credits. No profit or overhead margin is included in the accrual for those incremental costs. Non-revenue FlightFund travel accounted for 3.2%, 3.5% and 3.2% of total revenue passenger miles for the years ended December 31, 1999, 1998 and 1997, respectively. We do not believe that non-revenue FlightFund travel results in any significant displacement of revenue passengers.

    THE AIRLINE'S FLEET

    At December 31, 1999, the Airline operated a fleet of 123 aircraft having an average age of 10.1 years. The Airline's aircraft acquisition program will provide the aircraft necessary to allow the Airline to continue its strategic growth. Terminations of aircraft operating leases scheduled to occur over the next several years will allow the Airline flexibility to manage the growth of its fleet size and related financial obligations in response to unfavorable economic conditions.

    In 2000 the Airline intends to take delivery of 14 new aircraft and expects to operate a fleet of 137 aircraft at the end of 2000 having an average age of
10.2 years.

    The Airline's fleet at the end of 1999 and as expected at the end of 2000 are described in the table below:

                                                    NUMBER 12/31            AVERAGE AGE (YRS.) 12/31
                AIRCRAFT        APPROX.          -------------------        ------------------------
                 TYPES         NO. SEATS         1999           2000           1999           2000
                 -----         ---------         ----           ----           ----           ----
                B737-200          113             14             14            18.2           19.2
                B737-300          132             47             48            12.2           13.2
                B757-200          190             13             13            13.2           14.2
                A319-100          124             10             18             0.6            1.0
                A320-200          150             39             44             6.2            6.7
                                                 ---            ---            ----           ----
                 Totals                          123            137            10.1           10.2
                                                 ===            ===            ====           ====


    As of March 29, 2000, AWA had firm commitments to purchase or acquire by operating lease a total of 15 Airbus A318-100, 14 Airbus A319-100 and 14 Airbus A320-200 aircraft for delivery in 2000 through 2004. The Airline also has 25 options and 25 purchase rights to acquire aircraft in the "A320 family" of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. As of March 29, 2000, leases for 56 of the Airline's aircraft were scheduled to terminate through the end of 2004.

    The following table illustrates the Airline's committed orders, purchase options and scheduled lease terminations over 2001-2004:

    Firm Orders                                 2001              2002               2003              2004
    -----------                                 ----              ----               ----              ----
    A318-100/319-100/A320-200                    8                  5                 10                10

    Purchase Rights/Options
    -----------------------
    A318/A319/A320/A321                          0                  0                 0                  3

    Scheduled Lease Terminations
    ----------------------------
    Total                                        10                14                 25                 4


    For further details on the Airline's commitments to acquire aircraft and financing strategies and capital requirements for aircraft, see "Risk Factors -- Our high level of debt may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions." and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

    EMPLOYEES AND LABOR RELATIONS

    The Company's businesses are labor intensive with wages, salaries and benefits representing approximately 25% of the Company's operating expenses during 1999.

    As of December 31, 1999, the Airline employed 9,911 full-time and 2,746 part-time employees, for a full-time equivalent of 11,536 employees ("FTEs"). We believe that the Airline's workforce is very productive, compared to workforces employed at other major United States airlines. As AWA pursues its growth strategy, we believe that this productivity will be improved as economies of scale will allow the Airline to increase the size of its workforce proportionately less than the growth in number of aircraft or ASMs.

    The Airline's non-union employees are compensated on a pay-for-performance basis under which salaries and wages are determined in part by performance evaluations by an employee's superiors and peers. To encourage increased productivity, the Airline awards performance bonuses, referred to as AWArd Pay, to eligible, non-executive, non-union employees provided certain annually established targets are achieved. AWArd Pay bonuses could range from 5% of base pay if those targets are met to 25% of base pay if those targets are significantly exceeded. Following the Company's and the Airline's record financial results in 1999, the Airline paid AWArd Pay performance bonuses equal to 11.8% of eligible employees' 1999 base pay.

    A large majority of the employees of the major airlines in the United States are represented by labor unions. There have been numerous attempts by unions to organize AWA's employees and we expect those organization efforts to continue in the future. As illustrated by the table below, several groups of AWA's employees have selected union representation and negotiated collective bargaining agreements with the Airline. We cannot predict the outcome of any continuing or future efforts to organize the Airline's employees or the terms of any future labor agreements or the effect, if any, on the Company's or AWA's operations or financial performance. For more discussion, see "Risk Factors --Efforts by labor unions to organize AWA's employees have occurred in the past and we expect will occur in the future, which could divert management attention and increase our operating expenses."

    EMPLOYEE               APPROX. NO. OF                                           CONTRACT       CONTRACT
      GROUP                  EMPLOYEES          UNION                               EFFECTIVE      AMENDABLE
      -----                  ---------          -----                               ---------      ---------
Pilots                         1,560        Airline Pilots Association               May 1995        May 2000

Dispatchers                       60        Transportation Workers Union            March 1998      March 2003

Maintenance technicians
and related personnel            500        International Brotherhood of           October 1998   October 2003
                                            Teamsters

Flight Attendants              2,300        Association of Flight Attendants         May 1999        May 2004

Fleet Service                  2,000        Transportation Workers Union                    -              -

Stock Clerks                      60        International Brotherhood of                    -              -
                                            Teamsters


    On March 20, 1999, the Company reached a tentative agreement with the Association of Flight Attendants ("AFA"), which represents AWA's approximately 2,300 flight attendants, on a five-year collective bargaining agreement. The agreement was ratified on April 30, 1999.

    All of the collective bargaining agreements are consistent with our productivity objectives and cost advantage, include flexible work rules, and prohibit sympathy strikes. None of those contracts restrict management's ability to make key strategic decisions, including entering into or expanding alliances or considering acquisitions.

    In January 1999 the Airline's approximately 2,000 fleet service workers voted to be represented by the Transportation Workers Union ("TWU"). In September 1999 AWA's stock clerks voted to be represented by the International Brotherhood of Teamsters ("IBT"). The Company is in the process of negotiating initial contracts with the TWU and IBT as bargaining representatives for the fleet service workers and stock clerks, respectively. The Company has also begun negotiations with the Air Line Pilots Association ("ALPA") on a new contract. The Company cannot predict the form of these future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

THE LEISURE COMPANY

    TLC'S OPERATIONS, PRODUCTS, MARKETING AND COMPETITION

    The Leisure Company sells individual and group travel products such as air and ground transportation, land-only accommodations, cruises, all-inclusive vacation packages, and value-added services and amenities directly to the consumer and through retail travel agencies. TLC focuses on simple, high-volume, value-oriented products which are marketed on a national basis. TLC is one of the largest providers of Las Vegas vacation packages in the United States.

    The majority of TLC's sales are from vacations and tour packages for destinations in Nevada, Arizona, California, Florida, Mexico and Canada sold under TLC's largest brand, America West Vacations. In addition to the core wholesale brand family of America West Vacations products, TLC distributes products under multiple wholesale brands through affiliations with other airlines and suppliers to expand destination coverage. In 1998 TLC also began retail sales of leisure travel products.

    At December 31, 1999, TLC, TVS and NLG employed 679 full-time employees. TLC employees are compensated in a variety of different ways depending on their work, including hourly pay plus bonuses, in the case of the telephone sales representatives, hourly pay plus commissions, in the case of travel agents, and a pay for performance plan very similar to that described above for the Airline's employees. To encourage productivity, TLC awards performance bonuses to eligible, non-executive, non-union employees provided certain established targets are achieved. Those performance bonuses can range from 2.5% of base pay if those targets are met to 20% of base pay if those targets are materially exceeded. TLC paid performance bonuses equal to 8.2% of base pay to eligible employees for 1999.

     The Vacation Store, acquired in November 1998, and National Leisure Group, acquired in May 1999, are national retail leisure travel companies that specialize in the marketing, packaging and retail distribution of cruise and resort vacations. These acquisitions added established retail networks to TLC's largely wholesale travel product line.

    In February 2000, TLC signed a letter of intent to sell America West Golf Vacations for equity in Book4golf.com, a public company whose stock is traded on the Canadian Venture Exchange. Book4golf.com is a provider of Internet-based, real-time, golf tee time reservations systems. America West Golf Vacations arranges complete golf vacation packages including air transportation, hotel accommodations, rental car and guaranteed tee times at premier golf courses in Arizona, Nevada, California and Mexico.

In March 2000 Holdings and TLC reached an agreement to sell a majority interest in TLC's retail operations, NLG and TVS, to Softbank Capital LP and General Catalyst LLP. Holdings will retain a twelve percent passive ownership interest in the restructured venture, leaving TLC well positioned to capitalize on future NLG and TVS business growth. The transactions related to the sale of both America West Golf Vacations and the retail vacations businesses are subject to certain regulatory and other approvals, among other things.

    The Leisure Company competes in a fragmented, consolidating vacation industry that is highly competitive with low barriers to entry. Within the wholesale segment of TLC's business, competitors are vying for customers through national mass media and the arrangement of preferred supplier relationships. Fewer larger competitors with stronger market positions and brand recognition are beginning to emerge. The industry also faces disintermediation as suppliers rely more on electronic distribution strategies aimed directly at consumers.

    TLC remains focused on simple, high-volume products which have traditionally provided high margins. TLC's strong position in Las Vegas, strong growth and knowledge of the vacation package industry and mass marketing effectiveness have helped strengthen TLC's positioning. TLC will continue to evaluate investment and expansion opportunities in the leisure travel industry.

    Currently, wholesale and retail travel sales are not subject to government regulation to any significant extent.

THE COMPANY'S FACILITIES

    Our Company's principal facilities include administrative office space located in Tempe and Phoenix, Arizona; reservations centers and other call centers located in Tempe and Reno, Nevada; and airport and airport related facilities associated with the Airline's hubs in Phoenix and Las Vegas and mini-hub in Columbus.

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

    The Company leases approximately 361,000 square feet of general office and administrative space in Tempe for Holdings', the Airline's and TLC's headquarters and administrative offices. In 1999 the Company moved its headquarters and principal administrative functions to a newly constructed nine story, 225,000 sq. ft. complex at the site of AWA's original headquarters facility in Tempe.

    AWA operates from Terminal 4 at Sky Harbor Airport and leases 42 gates, ticket counter space and administrative offices comprising an aggregate of approximately 330,000 sq. ft. of space. In November 1999 AWA occupied a new concourse in Terminal 4 with approximately 65,000 sq. ft. of additional concourse, ticket counter and office space and 12 additional gates. Two additional gates will be available for occupancy in 2001.

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

    The Airline also owns a 375,000 sq. ft. maintenance and technical support facility at Sky Harbor Airport on land leased from the City of Phoenix, which includes four hangar bays, hangar shops, two flight simulator bays and pilot training facilities and warehouse and commissary facilities.

    In March 2000, we announced that AWA would develop an approximately 150,000 sq. ft. new flight training and systems operations control center to accommodate AWA's pilot and flight attendant training, systems operational control and crew scheduling functions to be located in Phoenix near Phoenix Sky Harbor International Airport. We expect to begin construction later in 2000 with completion expected by late summer or early fall 2001.

GOVERNMENT REGULATIONS

    The airline industry is highly regulated as more fully described below.

    DOT OVERSIGHT

    AWA operates under a certificate of public convenience and necessity issued by the DOT. Although regulation of domestic routes and fares was abolished by the Airline Deregulation Act of 1978, the DOT retains the authority to alter or amend AWA's certificate or to revoke that certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, domestic code share agreements, and economic and consumer protection matters such as advertising, denied boarding compensation and smoking and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

    As a member of the Air Transport Association, AWA voluntarily established a customer service plan to provide additional information to passengers on flight delays, cancellations or overbookings, to offer the lowest fare available, allow reservations to be held or cancelled, provide prompt ticket refunds and be more responsive to customer complaints. Under new legislation the DOT Inspector General is to report to Congress by December 31, 2000 on the effectiveness of the airlines' implementation of these plans. Based on this report Congress could impose new consumer protection requirements on airlines including payments to passengers for excessive flight delays and prohibition of the issuance on non-refundable tickets. As a result of competitive pressures AWA and other airlines would be limited in their ability to pass costs associated with compliance with such laws to passengers. We cannot forecast the cost impact of such measures if enacted.

    FAA FUNDING

    In 1997 new aviation taxes were imposed through September 30, 2007 to provide funding for the Federal Aviation Administration ("FAA"). Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax which started at 9% and declined to 7.5% in 1999; a domestic segment tax that started at $1.00 and increases to $3.00 by 2003; and an increase in taxes imposed on international travel from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

    In December 1997 the National Civil Aviation Review Commission (the "NCARC") completed its Report to Congress on FAA funding and recommended implementation of a cost based user fee system for air carriers. Congress is presently considering the recommendations of the NCARC, which may result in enactment of a new funding mechanism. The Company cannot currently estimate the effect the new combination of ticket and segment taxes, or any change in those taxes as recommended by the NCARC, will have on its operating results. There can be no assurance that the new taxes or such changes will not have a material adverse effect on the Company's financial condition and results of operations.

    FUEL TAX

    In August 1993 the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. The Company's annual operating expenses increased by approximately $17.7 million for 1999 because of such fuel tax increases. Total fuel taxes paid by the Company in 1999 were $26.9 million.

    PASSENGER FACILITY CHARGES

    During 1990 Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $3.00 per enplanement, and to no more than $12.00 per round trip. Congress has passed legislation for reauthorization of airport funding programs, which increases the current PFC cap to $4.50 per enplanement with a maximum per round trip of $18.00. As a result of competitive pressure, AWA and other airlines have been limited in their ability to pass on the cost of the PFCs to passengers through fare increases.

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

    Congress has passed legislation increasing the availability of slots at all four High Density Airports. AWA will apply for slots to increase its services at O'Hare, LaGuardia and National airports. There is no guarantee that AWA will be granted additional slots at any of these airports. Under the new legislation, slot restrictions at O'Hare Airport will be limited to the hours between 2:45 p.m. and 8:14 p.m. after July 1, 2001 and all slot restrictions are abolished after July 1, 2002. At the New York airports, slot restrictions are abolished after January 1, 2007.

    AWA currently utilizes six slots at both Kennedy and LaGuardia Airports, nine slots at O'Hare Airport and four slots at National Airport during the restricted periods. AWA utilizes these slots more than the requisite 80% use rate. Three of the slots at National Airport are subject to expiration in December 2001, and AWA intends to file a timely application for renewal. Approval of such application is discretionary by the FAA.

    PERIMETER RULE AT WASHINGTON'S RONALD REAGAN NATIONAL AIRPORT

    There is a federal prohibition on flights exceeding 1,250 miles operating from or to National Airport. This "perimeter rule" results in AWA being unable to fly non-stop to and from National Airport and its principal hubs. Congress has passed legislation which would authorize the DOT to grant exceptions to the 1,250 mile perimeter rule for up to 12 slots per day. AWA intends to apply for the right to provide daily Phoenix - National Airport and Las Vegas - National Airport service. There is no guarantee that AWA will be granted any or all of the slots it requests.

    NOISE ABATEMENT AND OTHER RESTRICTIONS

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

RISK FACTORS

    THE AIRLINE INDUSTRY AND THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY AGAINST CARRIERS WITH SUBSTANTIALLY GREATER RESOURCES OR LOW-COST STRUCTURES.

    The airline industry is highly competitive and industry earnings are typically volatile. We compete with other airlines on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services. We compete against both larger carriers with substantially greater resources than we have available as well as smaller carriers with low-cost structures. Many of our larger competitors have proprietary reservation systems and more expansive marketing and advertising programs than we do and smaller carriers may be able to offer prices at discounts lower than we are able to offer. We may be unable to compete effectively against carriers with substantially greater resources or low-cost structures.

    Most of the markets we serve are highly competitive. The markets we serve are frequently high volume vacation destinations, most of which are likely to experience discounted fares because ticket prices are a leading consideration among leisure travel consumers. At our Phoenix and Las Vegas hubs, our principal competitor is Southwest Airlines. However, we also compete against new carriers that enter the airline industry, many of which have low-cost structures and initiate price discounting. Price discounting occurs when a carrier offers discounts or promotional fares to passengers. The entry of additional new carriers in many of our markets, as well as increased competition from or the introduction of new services by existing carriers, could reduce the numbers of tickets we sell and therefore affect our operating results.

    If the rates of travel on the routes that we serve decrease or if competition increases between carriers, we may not be able to compete effectively and our operating results could decline both in absolute terms and in relation to the operating results of our competitors.

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

    OUR HIGH LEVEL OF DEBT MAY LIMIT OUR ABILITY TO FUND GENERAL CORPORATE REQUIREMENTS, LIMIT OUR FLEXIBILITY IN RESPONDING TO COMPETITIVE DEVELOPMENTS AND INCREASE OUR VULNERABILITY TO ADVERSE ECONOMIC AND INDUSTRY CONDITIONS.

    As of December 31, 1999, we owed approximately $155 million of long-term debt (less current maturities). Much of this debt is secured by a large portion of our assets, leaving us with a limited number of assets to use to obtain additional financing which we may need if we encounter adverse industry conditions or a prolonged economic recession in the future. Our high level of debt and the financial and other covenants in our debt instruments may also limit our ability to fund general corporate requirements, including working capital and capital expenditures, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions.

     The Airline has outstanding orders to purchase aircraft as well as option rights to purchase additional aircraft. AWA has arranged for financing for a portion of the outstanding orders to purchase the aircraft, but will have to look to outside sources to finance the remaining aircraft. We cannot guarantee that the Airline will be able to obtain enough capital to finance the remainder of the aircraft, and if the Airline defaults on commitments to purchase aircraft, our ability to execute our business strategy could be materially impaired.

    EFFORTS BY LABOR UNIONS TO ORGANIZE AWA'S EMPLOYEES HAVE OCCURRED IN THE PAST AND WE EXPECT WILL OCCUR IN THE FUTURE, WHICH COULD DIVERT MANAGEMENT ATTENTION AND INCREASE OUR OPERATING EXPENSES.

    In the recent past, labor unions have made several attempts to organize AWA's employees, and we expect that these efforts will continue. Currently, the Transport Workers Union is seeking to organize AWA's customer service representatives and reservations agents. Certain groups of AWA's employees have chosen to be represented by unions and we are currently negotiating collective bargaining agreements with some of these groups. We cannot predict which, if any, other groups of employees may seek union representation or the outcome of collective bargaining agreements that we may be forced to negotiate in the future. The negotiation of these agreements could divert management attention and result in increased operating expenses and lower net revenues. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which are often followed by union-initiated work actions, including strikes. Depending on the type and duration of work action we endure, our operating expense could increase significantly.

    THE STOCKHOLDERS WHO EFFECTIVELY CONTROL THE VOTING POWER OF OUR COMPANY COULD TAKE ACTIONS THAT WOULD FAVOR THEIR OWN PERSONAL INTERESTS TO THE DETRIMENT OF OUR INTERESTS.

    Currently, three stockholders collectively control approximately 50% of the total voting power of Holdings. These stockholders, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. are all controlled by the same company, TPG Advisors, Inc. Since TPG Advisors, Inc. is an investment firm, its strategic objectives may be different than both the short-term or long-term objectives of our board of directors and/or management. We cannot guarantee that the controlling stockholders identified above will not try to influence our business in a way that would favor their own personal interests to the detriment of our interests.

    ANY FLUCTUATIONS IN FUEL COSTS COULD AFFECT OUR OPERATING EXPENSES AND RESULTS.

    The price and supply of jet fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material used in our business, accounting for approximately 11% of our total operating expenses in 1999, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results to decline. For example, with our current level of fuel consumption, a one cent per gallon increase in jet fuel prices will cause our annual operating results to decline by $4.6 million. We have implemented a "fuel hedging" program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program tries to offset increases in jet fuel costs by acquiring derivative instruments keyed to the future price of heating oil, effectively resulting in a lower net cost of jet fuel. Despite this program, we may not be adequately protected against jet fuel costs. First, we have not executed hedging transactions beyond June 2000. Second, our hedging program covers only approximately 36% of jet fuel costs in the first quarter of 2000 and 23% of jet fuel costs in the second quarter of 2000. Finally, our program primarily addresses our exposure to fuel requirements on the East Coast as opposed to the more volatile West Coast jet fuel prices, even though we primarily serve the Western United States and purchase a substantially larger portion of our jet fuel requirements on the West Coast compared to our larger competitors. For these reasons, the protective measures we have adopted to protect against increases in jet fuel costs may be inadequate and our operating results are susceptible to decline.

    OUR OPERATING COSTS COULD INCREASE AS A RESULT OF PAST, CURRENT OR NEW REGULATIONS THAT IMPOSE ADDITIONAL REQUIREMENTS AND RESTRICTIONS ON AIRLINE OPERATIONS.

    The airline industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as recently enacted aviation ticket taxes and passenger safety measures, has increased operating costs for America West and the airline industry as a whole. Depending on the implementation of these and other laws, our operating costs could increase significantly. We cannot predict which laws and regulations will be adopted or the changes and increased expense that they could cause. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

    BROAD STOCK MARKET FLUCTUATIONS, QUARTERLY VARIATIONS IN OPERATING RESULTS AND OTHER EVENTS OR FACTORS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR CLASS B COMMON STOCK.

    The stock market has experienced significant price and volume fluctuations that have affected the market prices of equity securities of companies in the airline industry and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Class B Common Stock of Holdings (the "Class B Common Stock"). In addition, the market price of the Company's Class B Common Stock is volatile and subject to fluctuations in response to quarterly variations in operating results, announcements of new services by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the Company's control. See "Item 5. Market for Registrants' Common Equity and Related Stockholder Matters."

ITEM 2. PROPERTIES

    For a description of the Company's properties, see Item 1 of Part I of this Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

    Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief which, if granted, would require significant expenditures.

    In February 1999 Holdings, its directors and certain of its stockholders were named as defendants in lawsuits filed on behalf of Holdings' stockholders alleging various breaches of fiduciary duties in connection with the Board of Directors' response to unsolicited expressions of interest proposing the potential acquisition of Holdings or similar transactions. The plaintiffs voluntarily dismissed these lawsuits without prejudice in July 1999. In addition, the Company, Holdings and certain of Holdings' stockholders, executive officers and directors have been named as defendants in lawsuits alleging violations of the Securities Exchange Act of 1934, as amended, in connection with Holdings' public disclosures regarding its business and prospects during 1997 and 1998. The defendants deny and are vigorously defending the claims set forth in these lawsuits. While the outcome of these lawsuits cannot be predicted with certainty, we currently expect that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Company's business, financial condition and results of operation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is information respecting the names, ages as of March 29, 2000, positions and offices with the Company of the executive officers of the Company.

    WILLIAM A. FRANKE, AGE 62. Chairman of the Board, President and Chief Executive Officer of Holdings and AWA. Mr. Franke has served as Chairman of the Board of Directors of AWA since September 1992 and as Chairman of the Board and Chief Executive Officer of Holdings since its formation in December 1996. In addition to his responsibilities at the Company, Mr. Franke serves as president of Franke & Company, Inc., a financial services company he has owned since May 1987 and as a managing partner of Newbridge Latin America Fund, L.P. Mr. Franke serves as a director of Phelps Dodge Corp., the Air Transport Association of America, Beringer Wine Estates, Inc., ON Semiconductor, Inc., Alpargatas S.A.I.C. and AerFi Group plc.

    W. DOUGLAS PARKER, AGE 38. Executive Vice President of Holdings and Executive Vice President, Corporate Group of AWA. Mr. Parker joined the Company in June 1995 as Chief Financial Officer. In September 1997, Mr. Parker's responsibilities were expanded to include oversight of AWA's planning, scheduling and revenue management. He was elected to his present positions in April 1999 and oversees all of AWA's finance, scheduling and revenue management, sales and marketing, information technologies, administration and legal affairs. From 1991 to June 1995, Mr. Parker worked at Northwest Airlines, most recently as Vice President - Assistant Treasurer and Vice President Financial Planning and Analysis.

    GILBERT D. MOOK, AGE 57. Executive Vice President - Operations Group and Chief Operating Officer of AWA. Mr. Mook joined the Company in April 1999. From 1983 through 1998, Mr. Mook was employed with Federal Express Corporation, where he served as Senior Vice President - Air Operations Division from 1996 to 1998.

    JOHN R. GAREL, AGE 41. President and Chief Executive Officer of The Leisure Company. Mr. Garel joined AWA in April 1995 as Senior Vice President - Marketing and Sales and was elected to his current position in July 1997. Mr. Garel has announced that he will leave the Company effective March 31, 2000.

    BERNARD L. HAN, AGE 35. Senior Vice President - Planning and Revenue Management of AWA. Mr. Han joined AWA in January 1996 as Vice President - Financial Planning and Analysis and was elected to his current position in May 1998. From 1991 through 1995, Mr. Han held management positions at Northwest Airlines in financial planning, yield management, fleet planning and corporate finance. Prior to that, Mr. Han worked for American Airlines in several financial management positions.

    C.A. HOWLETT, AGE 56. Senior Vice President - Public Affairs of AWA and Holdings. Mr. Howlett joined AWA as Vice President - Public Affairs in January 1995. On January 1, 1997, he was appointed Vice President - Public Affairs of Holdings. He was elected to his present positions in February 1999. Prior to 1995, Mr. Howlett maintained a government relations practice as a principal at the law firm of Lewis and Roca in Phoenix. Mr. Howlett's prior work experience included senior positions with Salt River Project, the City of Phoenix and The White House where he served as special assistant to President Ronald Reagan for intergovernmental affairs.

    STEPHEN L. JOHNSON, AGE 43. Senior Vice President of Holdings and Senior Vice President, Chief Administrative Officer and Assistant Corporate Group Manager of AWA. Mr. Johnson joined the Company in February 1995 as Vice President - Legal Affairs. In December 1995, Mr. Johnson was elected to the position of Senior Vice President Legal Affairs and in December 1997, he was elected to the position of Senior Vice President - Corporate Affairs of AWA and Holdings. He was elected to his current positions in April 1999. From 1993 to 1994, Mr. Johnson served as Senior Vice President and General Counsel to GE Capital Aviation Services Limited. From 1989 to 1993, Mr. Johnson was employed by GPA Group plc, from 1991 to 1993 as Senior Vice President and General Counsel to GPA's Leasing Division. Prior to joining GPA, Mr. Johnson was engaged in the private practice of law.

    EVON L. JONES, AGE 35. Senior Vice President and Chief Information Officer of Holdings and AWA. Mr. Jones joined the Company in November 1998. From 1995 until 1998, Mr. Jones served as Vice President - Global Financial Technologies of American Express Company. From 1994 until 1995, he was employed as an information technologies manager for Salomon Brothers. Prior to that, he served as Assistant Vice President - Derivative Technologies for Lehman Brothers.

    J. SCOTT KIRBY, AGE 32. Senior Vice President - E-Business of Holdings and AWA. Mr. Kirby joined AWA in October 1995 as Senior Director - Schedules and Planning. In October 1997 Mr. Kirby was elected to the position of Vice President - Planning and in May 1998 he was named Vice President - Revenue Management. He was elected to his current position in January 2000. From 1992 to 1995 Mr. Kirby was an operations research consultant for Sabre Decision Technologies. From 1989 to 1992 he served as an economist in the Under Secretary of Defense Program Acquisition and Evaluation Office at the Pentagon.

    JEFFREY D. MCCLELLAND, AGE 40. Senior Vice President - Operations and Assistant Operations Group Manager of AWA. Mr. McClelland joined the Company in August 1999. From 1991 to 1999, Mr. McClelland worked at Northwest Airlines, most recently as Senior Vice President - Finance and Controller. From 1988 to 1991, Mr. McClelland served in various financial analysis positions at American Airlines. Prior to that, he spent six years as a pilot, flight instructor and aviation safety officer with the United States Navy.

    JACK RICHARDS, AGE 46. Chief Operating Officer of TLC. Mr. Richards joined the Company in April 1999. From 1992 through 1998, Mr. Richards served as President and Chief Operating Officer of Adventure Tours USA. Prior to that, Mr. Richards held several management positions with American Trans Air, the last being Vice President Tour Operations.

    MICHAEL A. SMITH, AGE 46. Senior Vice President - Marketing and Sales of AWA. Mr. Smith joined AWA in November 1997. From 1977 through 1997, Mr. Smith served in various management positions with American Airlines, the last being Managing Director - European Sales and Marketing.

    MICHAEL R. CARREON, AGE 46. Vice President and Controller of AWA. Mr. Carreon joined AWA in December 1994 as Senior Director - Corporate Audit and in January 1996 was elected to his current position. From 1986 to 1994, Mr. Carreon held accounting and audit-related management positions at United Airlines. From 1981 through 1986, he served in the Audit Services Practice of Arthur Andersen & Co. in Chicago.

    LINDA M. MITCHELL, AGE 41. Vice President and General Counsel of AWA. Ms. Mitchell joined AWA in January 1996 as Senior Director - Legal Affairs and was elected to her current position in February 2000. From 1992 to 1995, Ms. Mitchell was in private practice with the law firm of Squire Sanders & Dempsey LLP in Phoenix and from 1987 to 1991 she was with the law firm of Hopkins & Sutter in Chicago. Prior to that Ms. Mitchell was a military intelligence officer in the United States Army.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Effective midnight December 31, 1996, AWA became a direct wholly owned subsidiary of Holdings. Each share of Class A Common Stock of AWA was exchanged for one share of Class A Common Stock of Holdings and each share of Class B Common Stock of AWA was exchanged for one share of Class B Common Stock of Holdings. As a result, Holdings became the successor issuer to AWA of the Class A and Class B Common Stock. Also, each Warrant, which previously entitled holders to purchase from AWA one share of Class B Common Stock of AWA, entitled the holders to purchase from AWA one share of Class B Common Stock of Holdings anytime before August 25, 1999. The Class A Common Stock of Holdings, par value $.01 per share (the "Class A Common Stock"), is not publicly traded. The Class B Common Stock, par value $.01 per share, and Warrants have been traded on the New York Stock Exchange under the symbol "AWA" and "AWAws," respectively, since August 26, 1994. Unexercised Warrants expired and trading ceased on August 25, 1999.

    The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock and the Warrants as reported on the New York Stock Exchange.

                                                          CLASS B
                                                        COMMON STOCK                  WARRANTS
                                                      ---------------------  ------------------------
                                                       HIGH        LOW          HIGH           LOW
                                                       ----        ---          ----           ---
          Year Ended December 31, 1999
           First Quarter...................        $  24 1/8    $  16        $  19 3/16     $  6 1/2
           Second Quarter..................           22 3/4       16 1/2       10 3/4         5 1/4
           Third Quarter...................           21 7/8       16 15/16      9             4 1/2
           Fourth Quarter..................           21 3/4       17 7/16        -             -

          Year Ended December 31, 1998
           First Quarter...................           27 1/2       17 3/4       15 9/16        7 3/16
           Second Quarter..................           31 5/16      25 1/2       19 1/8        13 3/4
           Third Quarter...................           30 3/8       12 5/16      18 3/16        3 1/2
           Fourth Quarter..................           17 11/16      9 9/16       7 7/8         3


    As of December 31, 1999, there were four record holders of Class A Common Stock and approximately 8,912 record holders of Class B Common Stock.

    Holdings has not paid cash dividends in any of the last three fiscal years and does not anticipate paying cash dividends in the foreseeable future. We expect that the Company will retain all available earnings generated by its operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Certain debt instruments of the Company restrict the Company's ability to pay cash dividends on its Common Stock and make certain other restricted payments (as defined therein). Under these restrictions, as of December 31, 1999, the Company's ability to pay dividends, together with any other restricted payments, would be limited to an aggregate of $3.3 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

    In September 1995 the Company adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998 and May 1999. During 1995 through 1999 the Company purchased approximately 13.5 million shares of Class B Common Stock and 7.4 million Warrants. As of December 31, 1999, the program authorized the Company to purchase 148,700 shares of issued and outstanding Class B Common Stock. In February 2000 the Company's Board of Directors approved the extension of the stock repurchase program to provide for the repurchase of up to 3.0 million additional shares of Class B Common Stock by December 31, 2002.

    AWA has 1,000 shares of Common Stock outstanding, all of which are owned by Holdings. There is no established public trading market for AWA's Common Stock. AWA's ability to pay cash dividends on its Common Stock is restricted by the debt instruments and in the manner described above.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

                                       SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated data presented below under the captions "Consolidated Statements of Income Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the audited consolidated financial statements of the Company. The selected consolidated data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the independent auditors' report.

                                                                     Year ended December 31,
                                            ----------------------------------------------------------------------
                                                 1999           1998           1997           1996            1995
                                                 ----           ----           ----           ----            ----
Consolidated statements of income data:
Operating revenues...................       $2,210,884     $2,023,284     $1,874,956     $1,739,526      $1,550,642
Operating expenses...................        2,006,333      1,814,221      1,713,130      1,670,860       1,395,910
Operating income.....................          204,551        209,063        161,826         68,666         154,732
Income before income taxes and
   extraordinary items...............          206,150        194,346        140,001         34,493         108,378
Income taxes.........................           86,761         85,775         65,031         24,883          53,608
Income before extraordinary items....          119,389        108,571         74,970          9,610          54,770
Extraordinary loss (a)...............                -              -              -         (1,105)           (984)
Net income...........................          119,389        108,571         74,970          8,505          53,786
Earnings per share:
    Basic:
       Before extraordinary items....             3.17           2.58           1.68            .21            1.21
       Extraordinary items (a) ......                -              -              -           (.02)           (.02)
       Net income....................             3.17           2.58           1.68            .19            1.19
    Diluted:
       Before extraordinary items....             3.03           2.40           1.63            .20            1.18
       Extraordinary items (a) ......                -              -              -           (.02)           (.02)
       Net income....................             3.03           2.40           1.63            .18            1.16
Shares used for computation
    Basic............................           37,679         42,102         44,529         44,932          45,158
    Diluted..........................           39,432         45,208         46,071         47,733          46,327
Consolidated balance sheet data
   (at end of period):
Total assets.........................       $1,507,154     $1,525,030     $1,546,791     $1,597,650      $1,588,709
Long-term debt, less current
   maturities........................          155,168        207,906        272,760        330,148         373,964
Total stockholders' equity...........          714,169        669,458        683,570        622,753         649,472

------------
 (a) Includes (i) an extraordinary loss of $1.1 million in 1996 resulting from the partial prepayment of its 10 3/4% Senior Unsecured Notes; and (ii) an extraordinary loss of $984,000 in 1995 resulting from the exchange of debt by the Company.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Holdings became the holding company for AWA effective midnight, December 31, 1996. In January 1998 TLC, a subsidiary of Holdings', began operations as a new leisure travel company to develop and grow the Company's vacation package tour business. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC. Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the consolidated financial statements of Holdings presented in Item 8A. Financial statements for AWA, Holdings' wholly owned subsidiary, are presented in Item 8B.

1999 IN REVIEW

RECORD FINANCIAL RESULTS

    In 1999 Holdings earned a record $119.4 million in consolidated net income, a 10% increase above the previous record year in 1998. Diluted earnings per share for the year were a record $3.03.

    The Company's EBITDAR (operating income before depreciation, amortization and rent) margin for 1999 was 29.4%, the highest of all major domestic airlines. The Company believes that EBITDAR margin, which is a non-GAAP measurement, is the best measure of relative airline operating performance. EBITDAR measures operating performance before depreciation and aircraft rentals. By excluding both rentals and depreciation, differences in the method of financing aircraft acquisitions are eliminated. Cash earnings are distorted by differences in financing aircraft as depreciation attributable to owned aircraft (including those acquired through finance leases) is added back to cash earnings while operating lease rentals are deducted. Operating profit is also flawed as a basis of comparison because both the depreciation and interest element of aircraft acquisitions are included in operating profit for aircraft acquired through operating leases. While excluded from EBITDAR margin, depreciation, amortization and rent are components of operating expense which are significant in understanding and assessing the Company's financial performance. In addition, the Company's use of EBITDAR margin may not be comparable to similarly titled measures presented by other companies. 1999 marks the fifth consecutive year the Company has led major domestic airlines in EBITDAR margin.

IMPROVED REVENUE PERFORMANCE

    Total operating revenues increased 9.3% to a record $2.2 billion in 1999 from the Company's previous record of $2.0 billion in 1998. On a year-over-year comparative basis, passenger revenue per available seat mile ("RASM") increased 2.4% to 7.83 cents in 1999. RASM for the other major domestic airlines decreased 0.3%. AWA's RASM improvement occurred despite a 4.9% increase in average stage length due to additional flying in long-haul business markets. Factors contributing to these 1999 gains included continued upgrading of the Company's revenue management process, improved airline scheduling systems which allowed the Company to optimize its scheduled flight times and a rational industry pricing environment.

LOW UNIT COSTS

    In 1999 the Company's operating cost per available seat mile ("CASM") was
7.52 cents, a 3.2% increase when compared with 1998. This was approximately 23% less than the average CASM of the other major domestic airlines which increased by 2.7%. The Company has achieved this low cost structure primarily through employee productivity, favorable labor costs per ASM and industry-leading aircraft utilization.

DEBT REDUCTION/EQUITY PURCHASES

    Cash flows provided by operating and investing activities in 1999 were used to reduce debt and repurchase equity:

- Total long-term debt (including current maturities) was reduced from $288 million at December 31, 1998 to $200 million at December 31, 1999, a reduction of 31%. Over the last five years, the Company has reduced total debt by approximately $330 million or 62%.

- In May 1999 the Company's Board of Directors approved the extension of the Company's stock repurchase program to provide for the repurchase of up to 5.0 million shares of Class B Common Stock and all of AWA's then publicly traded warrants by December 31, 2001. In 1999 the Company purchased $122 million of equity as part of this program. Since the program's inception in 1995, the Company has repurchased $313 million of equity.

FIRST QUARTER 2000 OUTLOOK

    As discussed in "Risk Factors", included in Part I, Item I, "Business" of this Form 10-K, fuel accounted for approximately 11% of the Company's total 1999 operating expenses. During 1999, the average cost per gallon of jet fuel rose from a low of 43.1 cents in March 1999 to 63.6 cents in December 1999. This trend has continued in the first quarter 2000. The average cost per gallon of fuel for the two months ended February 29, 2000 was 73.2 cents, an increase of 61.4% over the same period in 1999. This upward trend in fuel prices will have a significant negative impact on first quarter 2000 operating expenses.

    In addition, AWA experienced operating challenges in the first quarter. In January 2000 AWA's on-time performance, as reported by the United States Department of Transportation, was 68.8%, and ranked ninth among the ten major airlines. In February the Airline's automated flight management system, which provides flight crews with flight plans, aircraft routing, air traffic control management plans, en route and destination weather and fuel requirements, failed for over five hours. Over a period a three days, this resulted in the cancellation of over 280 flights, many more flight delays and significant interrupted travel expenses for inconvenienced customers. In the first week of March AWA experienced a significant number of weather-related cancellations and delays due to winter storms in Phoenix and other key markets.

    As a result of higher fuel prices and AWA's operating challenges, the Company expects to report a decline in operating earnings in the first quarter of 2000, versus the record first quarter of 1999.

RESULTS OF OPERATIONS

    With commencement of TLC operations, Holdings 1999 operations consist of two distinct lines of business for financial reporting purposes. Management believes that a discussion of each of the business lines is appropriate to understand the Company's results of operations. Management also believes that an improved understanding of the Company's results can be gained by comparing the years ended December 31, 1999 and 1998 to pro forma results for the year ended December 31, 1997 which assumes TLC had commenced operations as a subsidiary of Holdings on January 1, 1997. The unaudited pro forma statement of income presented herein has been prepared based upon certain pro forma adjustments to AWA's historical statement of income for the year ended December 31, 1997. The 1997 pro forma results are for information purposes only and are not necessarily indicative of what actually would have been achieved if TLC had functioned as a separate entity during 1997. In addition, the pro forma information is not intended to be a projection of results that will be obtained in the future.

SUMMARY

    Holdings earned record consolidated net income of $119.4 million in 1999, a 10% increase over 1998's previous record consolidated net income of $108.6 million. Diluted earnings per share for the year ended December 31, 1999 were a record $3.03 compared to $2.40 for the year ended December 31, 1998. Consolidated income tax expense for financial reporting purposes was $86.8 million in 1999 compared to $85.8 million in 1998.

    In 1997 the Company recognized net income of $75.0 million and income tax expense for financial reporting purposes of $65.0 million. Diluted earnings per share for 1997 were $1.63.

AWA

    The following discussion provides an analysis of AWA's results of operations and reasons for material changes therein for the years ended December 31, 1999, 1998 and 1997.

                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                                  PRO FORMA
                                                                                                  UNAUDITED
                                                                       1999            1998            1997
                                                                 ----------      ----------      ----------
       Operating revenues:
            Passenger.....................................       $2,028,223      $1,858,551      $1,764,206
            Cargo.........................................           41,936          45,551          51,699
            Other.........................................           76,796          64,612          59,051
                                                                 ----------      ----------      ----------
                Total operating revenues..................        2,146,955       1,968,714       1,874,956
                                                                 ----------      ----------      ----------
       Operating expenses:
            Salaries and related costs....................          498,490         448,049         410,292
            Aircraft rents................................          277,326         244,088         223,423
            Other rents and landing fees..................          122,034         119,089         119,470
            Aircraft fuel.................................          220,380         194,360         243,423
            Agency commissions............................          114,742         117,483         143,900
            Aircraft maintenance materials and repairs....          218,319         182,844         146,618
            Depreciation and amortization.................           48,442          49,026          48,158
            Amortization of reorganization value in
                excess of amounts allocable to
                identifiable assets.......................           19,896          19,896          22,444
            Other.........................................          429,425         396,033         367,380
                                                                 ----------      ----------      ----------
                Total operating expenses..................        1,949,054       1,770,868       1,725,108
                                                                 ----------      ----------      ----------

       Operating income...................................          197,901         197,846         149,848
                                                                 ----------      ----------      ----------
       Nonoperating income (expenses):
            Interest income...............................           19,593          20,682          17,432
            Interest expense, net.........................          (29,352)        (33,807)        (39,110)
            Gain (loss) on disposition of property and
                equipment.................................            1,095            (638)              -
            Other, net....................................           11,737             474            (222)
                                                                 ----------      ----------      ----------
                Total nonoperating income (expenses), net.            3,073         (13,289)        (21,900)
                                                                 ----------      ----------      ----------
                Income before income taxes................       $  200,974      $  184,557      $  127,948
                                                                 ==========      ==========      ==========



    The table below sets forth selected operating data for AWA.

                                                                    YEAR ENDED DECEMBER 31,               PERCENT       PERCENT
                                                              ------------------------------------         CHANGE        CHANGE
                                                              1999            1998            1997        1999-1998     1998-1997
                                                              ----            ----            ----        ---------     ---------
Aircraft (end of period) .............................          124             111             102          11.7            8.8
Average daily aircraft utilization (hours) ...........         11.6            12.0            12.3          (3.3)          (2.4)
Available seat miles (in millions) ...................       25,912          24,307          23,568           6.6            3.1
Block hours (in thousands) ...........................          493             461             455           6.9            1.3
Average stage length (miles) .........................          862             822             779           4.9            5.5
Average passenger journey (miles) ....................        1,303           1,218           1,134           7.0            7.4
Revenue passenger miles (in millions) ................       17,711          16,374          16,204           8.2            1.0
Load factor (percent) ................................         68.4            67.4            68.8           1.0pts        (1.4)pts
Passenger enplanements (in thousands) ................       18,704          17,792          18,331           5.1           (2.9)
Yield per revenue passenger mile (cents) .............        11.45           11.35           10.89           0.9            4.2
Revenue per available seat mile:
     Passenger (cents) ...............................         7.83            7.65            7.49           2.4            2.1
     Total (cents) ...................................         8.29            8.10            7.96           2.3            1.8
Fuel consumption (gallons in millions) ...............          412             387             377           6.5            2.7
Average Fuel price (cents per gallon) ................         53.4            50.3            64.6           6.2          (22.1)
Full-time equivalent employees (end of period) .......       11,536          10,759           9,615           7.2           11.9

    The table below sets forth the major components of CASM for AWA for the applicable years. CASM for 1997 is based on pro forma operating expenses.


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------             PERCENT       PERCENT
                                                                              PRO FORMA      CHANGE        CHANGE
                                                      1999         1998          1997       1999-1998     1998-1997
                                                      ----         ----          ----       ---------     ---------
                                                                (IN CENTS)
Salaries and related costs....................        1.92         1.84          1.74           4.3           5.7
Aircraft rents................................        1.07         1.01           .95           5.9           6.3
Other rents and landing fees..................         .47          .49           .51          (4.1)         (3.9)
Aircraft fuel.................................         .85          .80          1.03           6.2         (22.3)
Agency commissions............................         .44          .48           .61          (8.3)        (21.3)
Aircraft maintenance materials and repairs....         .84          .75           .62          12.0          21.0
Depreciation and amortization.................         .19          .20           .20          (5.0)           -
Amortization of reorganization values in excess
     of amounts applicable to identifiable assets      .08          .08           .10            -          (20.0)
Other.........................................        1.66         1.64          1.56           1.2           5.1
                                                      ----         ----          ----
                                                      7.52         7.29          7.32           3.2          (0.4)
                                                      ====         ====          ====



1999 COMPARED WITH 1998

    For 1999 AWA realized operating income of $197.9 million, which was relatively flat when compared to the $197.8 million of operating income recognized in 1998. Income before income taxes for 1999 was a record $201.0 million compared to $184.6 million in 1998.

    Total operating revenues for 1999 were a record $2.1 billion. Passenger revenues were $2.0 billion in 1999, an increase of $169.7 million or 9.1% from 1998. RASM in 1999 increased 2.4% to 7.83 cents from 7.65 cents driven by a 0.9% increase in revenue per passenger mile ("yield"). The increase in RASM and yield occurred despite a 4.9% increase in average stage length due to increased flying to long-haul business markets. Capacity, as measured by available seat miles ("ASMs") increased 6.6% in 1999 as compared to 1998 while load factor (the percentage of available seats that are filled with revenue passengers) increased by 1.0 points to 68.4%. Cargo revenues for 1999 decreased $3.6 million (7.9%) due to lower freight and mail volumes. Other revenues, which consist primarily of alcoholic beverage sales, contract service sales, service charges and Mesa Airlines net revenues, increased $12.2 million (18.9%) due primarily to expansion and increased profitability of AWA's codesharing agreement with Mesa Airlines.

    Operating expenses in 1999 increased $178.2 million, or 10.1% year-over-year while ASMs increased 6.6% in 1999 as compared to 1998. As a result, CASM increased 3.2% to 7.52 cents in 1999 from 7.29 cents in 1998. Significant changes in the components of operating expense per ASM are explained as follows:

    - Salaries and related costs per ASM increased 4.3% primarily due to a higher number of employees in 1999 to support anticipated growth. Also, contracts with the International Brotherhood of Teamsters ("IBT") (signed October 1998) and the Association of Flight Attendants ("AFA") (signed May 1999), covering the airline's mechanics and flight attendants, respectively, included higher wage rates. Payroll expense for maintenance-related personnel increased by $3.7 million (21.3%) and flight attendant salaries increased $8.4 million (18.6%) in 1999. In addition, the contract with Airline Pilots Association ("ALPA") (signed May 1995) required longevity-related salary level increases. Payroll expense for pilots increased by $11.2 million (8.8%) in 1999.

    - Aircraft rent expense per ASM increased 5.9% due primarily to the net addition of 12 leased aircraft to the fleet during 1999 as compared to 1998. The effect of a sale/leaseback transaction involving six previously owned aircraft, which was completed in August 1999, increased aircraft rent expense by approximately $5.5 million in 1999.

    - Other rents and landing fees expense per ASM decreased 4.1% in 1999 due to the 6.6% increase in ASMs. A decrease in aircraft part borrow costs of $2.4 million was substantially offset by higher landing fees ($1.4 million) and airport rents ($1.0 million).

    - Aircraft fuel expense per ASM increased 6.2% due to a 6.2% increase in the average price per gallon of fuel to 53.4 cents in 1999 from 50.3 cents in 1998.

    - Agency commissions expense per ASM decreased 8.3% due to an increase in the mix of non-commissionable revenue in 1999 as compared to 1998. A decrease in the base commission rate from 8% to 5% effective October 18, 1999 and the institution of a $50 commission cap implemented on May 1, 1998 also contributed to the decrease.

    - Aircraft maintenance materials and repairs expense per ASM increased 12.0% primarily due to a $21.9 million increase in capitalized maintenance amortization expense for 1999 when compared to 1998 and higher airframe maintenance costs ($5.7 million).

    - Depreciation and amortization expense per ASM decreased 5.0% due primarily to the airline extending the estimated depreciable service lives of certain Boeing 737-200 aircraft that have been modified to meet the FAA's Stage III noise requirements. This change increased the average depreciable life by approximately four years. The sale/leaseback transaction involving six previously owned aircraft, which was completed in August 1999, also decreased depreciation and amortization expense by approximately $4.0 million.

    - Other operating expenses per ASM increased 1.2% to 1.66 cents from 1.64 cents primarily due to the effect in 1999 of non-salary related Year 2000 costs ($6.9 million), higher interrupted trip expense ($4.3 million) and higher costs resulting from growth. Growth-related costs include catering costs ($3.6 million), refueling and service checks ($3.3 million), credit card discount fees ($2.8 million), EDS reservation systems fees ($2.8 million), aircraft fuel tax ($2.4 million) and property taxes ($2.1 million). These increases were offset in part by a $3.7 million gain on sale of AWA's investment in Equant, a $2.6 million decrease in traffic liability insurance expense primarily due to a rate decrease in 1999 and a $5.3 million decrease in expense associated with AWA's frequent flyer program resulting from a reduction in the estimated liability for travel awards.

    Net non-operating expenses benefited from a $2.7 million gain on sale of AWA's investment in 30,000 shares of Priceline.com ("Priceline") common stock in June 1999. AWA also recognized an $11.9 million unrealized gain related to an investment in 294,109 shares of Priceline common stock, which are classified as trading securities in the Company's consolidated balance sheet. (See "(a) Fair Value of Financial Instruments - Investment in Equity Securities" in Note 6, "Financial Instruments and Risk Management.") Net interest expense decreased $4.5 million in 1999 primarily due to lower average outstanding debt and interest income decreased $1.1 million due to lower cash and cash equivalent balances.

1998 COMPARED WITH 1997

    For 1998 AWA realized record operating income of $197.8 million, a 32.0% increase over the previous record $149.8 million of operating income recognized in 1997. Income before income taxes for 1998 was also a record $184.6 million compared to $127.9 million in 1997.

    These record results were achieved despite a significant increase in canceled flights during the 1998 third quarter as contract negotiations with the airline's mechanics, represented by the IBT, continued. In late July 1998 AWA undertook an aggressive recovery plan to improve operational performance. Also, in October 1998 AWA entered into a five-year collective bargaining agreement with the IBT. As a result of these factors, AWA experienced a significant reduction in cancellations in the fourth quarter of 1998.

    Total operating revenues for 1998 were $2.0 billion. Passenger revenues were $1.9 billion in 1998, an increase of $94.3 million or 5.4% from 1997. RASM in 1998 increased 2.1% to 7.65 cents from 7.49 cents driven by a 4.2% increase in yield. The increase in RASM and yield occurred despite a 5.5% increase in average stage length due to increased flying to long-haul business markets and the lapse of a federal transportation excise tax for the period January 1 to March 6, 1997. ASMs increased 3.1% in 1998 as compared to 1997 while load factor decreased by 1.4 points to 67.4%. Cargo and other revenues for 1998 ($110.2 million) were relatively flat when compared to 1997.

    Operating expenses in 1998 increased $45.8 million, or 2.7% year-over-year while ASMs increased 3.1% in 1998 as compared to 1997. As a result, CASM decreased 0.5% to 7.29 cents in 1998 from 7.32 cents in 1997.

Significant changes in the components of operating expense per ASM are explained as follows:

    - Salaries and related costs per ASM increased 5.9% primarily due to a $11.5 million increase in the accrual for AWArd Pay resulting from higher operating income in 1998. In addition, longevity-related salary increases required by the collective bargaining agreement with the airline's pilots and increased training contributed to an increase in pilot salaries in 1998 by $9.5 million (8.1%) compared to 1997. Payroll expense for maintenance-related personnel also increased by $5.0 million (21.0%) in 1998 as a result of higher headcount to address unsatisfactory operational performance in the third and fourth quarters of 1998 and the IBT contract, which included higher wage rates and a $1.4 million signing bonus.

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

    - Other operating expenses per ASM increased 5.2% to 1.64 cents from 1.56 cents primarily due to the effect in 1998 of non-salary related Year 2000 costs ($12.4 million), higher interrupted trip ($7.8 million) and crew accommodation ($4.6 million) expenses, the write-off of certain software applications ($4.5 million), and the $2.5 million FAA settlement (see "(d) FAA Settlement" in Note 11, "Commitments and Contingencies" in Notes to Consolidated Financial Statements). These increases were offset by reduced advertising costs ($10.4 million) and lower hull and traffic liability insurance rates ($5.1 million).

    Net non-operating expenses decreased $8.6 million to $13.3 million in 1998 from $21.9 million in 1997 as net interest expense decreased $5.3 million in 1998 primarily due to lower average outstanding debt and interest income increased $3.3 million due to higher cash and cash equivalent balances.

TLC

    TLC's consolidated statements of income include the results of The Vacation Store ("TVS"), acquired in November 1998, and the National Leisure Group ("NLG"), acquired in May 1999. TVS and NLG are national retail leisure travel companies that specialize in the marketing, packaging and retail distribution of cruise and resort vacations. These acquisitions add established retail networks to TLC's largely wholesale travel product line. The following discussion provides an analysis of TLC's results of operations and reasons for material changes therein.

                               THE LEISURE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                      PRO FORMA
                                                                                     (UNAUDITED)
                                                             1999          1998           1997
                                                         --------      --------       --------
                Operating revenues..................     $231,373      $182,907      $ 210,762
                Cost of goods sold..................      166,982       128,143        158,011
                                                         --------      --------      ---------
                Net revenues........................       64,391        54,764         52,751

                Total operating expenses............       52,859        39,486         40,026
                                                         --------      --------      ---------

                Operating income....................       11,532        15,278         12,725

                Nonoperating income (expense), net..         (177)           75         (1,387)
                                                         --------      --------      ---------

                Income before income taxes..........     $ 11,355      $ 15,353      $  11,338
                                                         ========      ========      =========

                Supplemental information:
                Gross revenues......................     $261,421      $182,907      $ 210,762
                                                         ========      ========      =========

Note: Net revenues represent the gross profit earned on the sale of travel services by The Leisure Company. This amount is included in Holdings' consolidated operating revenues. Gross revenues represent the total purchase price of all travel services booked by The Leisure Company.


1999 COMPARED WITH 1998

    For 1999, TLC's consolidated income before income taxes was $11.4 million, a decrease of $4.0 million when compared to 1998. Consolidated operating revenues were $231.4 million or $48.5 million higher than 1998 due primarily to the acquisition of TVS and NLG, which had 1999 revenues of $20.7 million and $45.8 million, respectively. Wholesale vacation package revenues were $15.0 million lower than 1998 due primarily to lower passenger volumes. Gross revenues increased $78.5 million compared to 1998 primarily due to TVS and NLG, which contributed gross revenue of $23.7 million and $71.6 million, respectively, in 1999. Consolidated cost of goods sold was $167.0 million for 1999, an increase of $38.9 million. The cost of retail packages sold by TVS and NLG was $17.3 million and $35.0 million, respectively. The cost of wholesale packages sold decreased $10.9 million compared to 1998 due to lower passenger volumes, which was partially offset by higher air and hotel costs. Consolidated gross profit increased $9.6 million in 1999. Total consolidated operating expenses increased $13.4 million for 1999 primarily due to the newly acquired companies, higher infrastructure costs related to future growth needs and a year-over-year increase in fees paid for services provided by AWA.

1998 COMPARED WITH 1997

    TLC's income before income taxes for 1998 was $15.4 million, up $4.0 million when compared to 1997 on a pro forma basis. Operating revenues fell $27.9 million due to AWA's improving yield profile, which resulted in less reliance on vacation package traffic and therefore lower volumes for TLC. This shortfall was offset by a reduction in cost of goods sold due to lower package volumes. Overall, net revenues increased by $2.0 million while total operating expenses were relatively unchanged in 1998 when compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Holdings' unrestricted cash and cash equivalents and short-term investments decreased to $127.8 million at December 31, 1999 from $135.8 million at December 31, 1998. Net cash provided by operating activities decreased to $269.3 million in 1999 from $348.9 million in 1998, a decrease of $79.6 million. This decrease was principally due to the period over period change in air traffic liability which decreased by 8.0% in the 1999 period as compared to a 21% increase in the 1998 period. Air traffic liability represents ticket sales for transportation which has not yet been provided. The acquisition of NLG by TLC in 1999 also contributed to the decrease. Net cash used in investing activities decreased to $106.8 million in 1999 from $212.7 million in 1998. This decrease was primarily due to the sale in August 1999 of six aircraft for $114.1 million as part of a sale/leaseback transaction. See "(d) Sale/Leaseback Transaction" in Note 11, "Commitments and Contingencies" in Notes to Consolidated Financial Statements. The 1999 period also included sales of short-term investments totaling $11.9 million in 1999 compared to purchases of $27.5 million of short-term investments in 1998. Net cash used in financing activities was $158.7 million for the year ended December 31, 1999 compared to $200.1 million in the 1998 period. The 1999 period included $162.1 million of borrowings under AWA's revolving credit facility, $94.3 million of borrowings in February 1999 and $67.8 million in August 1999. These borrowings were repaid in 1999 in accordance with the terms of the credit facility. The 1999 period also included proceeds of $32.8 million from the exercise of 2.6 million AWA Warrants to purchase Holdings' Class B Common Stock and purchases of Holdings Class B Common Stock and AWA Warrants under the Stock Repurchase Program totaling $121.7 million. In 1998 AWA repaid $30 million of revolving credit facility debt and the Company repurchased $132.3 million of Holdings Class B Common Stock and AWA Warrants.

    Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at December 31, 1999 is $160.8 million.

    As of December 31, 1999, the Company had $200.3 million of long-term debt (including current maturities) which consists primarily of principal amortization of notes payable secured by certain of the Company's aircraft. Management expects to fund these requirements with cash from operations or refinance these obligations, subject to availability and market conditions at such time.

     In June 1999 Series 1999 special facility revenue bonds ("new bonds") were issued by a municipality to fund the retirement of the Series 1994A bonds ("old bonds") and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA's strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter. See "(b) Revenue Bonds" in Note 11, "Commitments and Contingencies" in Notes to Consolidated Financial Statements.

     At December 31, 1999, AWA had firm commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 42 Airbus aircraft. AWA also received 25 options and 25 purchase rights to purchase aircraft in the "A320 family" of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.6 billion.

    In September 1999 America West Airlines 1999-1 Pass Through Trusts issued $253.8 million of Pass Through Trust Certificates in connection with the financing of five Airbus A319 aircraft and five Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by Holdings and AWA. The combined effective interest rate on the financing is 8.22%. Four A319 and four A320 aircraft that are the subject of this financing were delivered in 1999. The remaining two aircraft were delivered in February 2000.

    AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate to support these aircraft orders. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

     In December 1999 AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term. This facility replaced AWA's $100 million revolving credit facility which was entered into in December 1997. Borrowings under this credit facility will accrue interest at either the "base rate" (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the "adjusted eurodollar rate" (LIBOR rate adjusted for certain reserve requirements in respect to "Eurodollar liabilities") plus the applicable margin based on Moody's rating of AWA's senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 1999, $109.2 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of December 31, 1999.

     In February 2000 the Company's Board of Directors approved the extension of the Company's stock repurchase program to provide for the repurchase of up to 3.0 million additional shares of Class B Common Stock, in open market or private transactions, by December 31, 2002.

     In February 2000 TLC signed a letter of intent to sell America West Golf Vacations to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservations systems. Book4golf.com and TLC will form a post-acquisition strategic alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations. The consideration for the America West Golf Vacations acquisition will be common shares and share purchase warrants of Book4golf.com. The number of warrants will be based, in part, upon certain performance driven criteria in the future. Book4golf.com has reserved a price of $18.53 CDN per share for the common shares to be issued to TLC and $22.00 CDN per common share for the common shares to be purchased upon the exercise of the warrants. The transaction is subject to certain regulatory and other approvals, among other things.

     In March 2000 Holdings and TLC reached an agreement to sell a majority interest in TLC's retail operations, NLG and TVS, to Softbank Capital LP and General Catalyst LLP. Holdings will receive $48 million in cash and will retain a twelve percent passive ownership interest in the restructured venture. At closing, the Company expects to report a gain on sale of approximately $10 million. The transaction is subject to certain regulatory and other approvals, among other things.

     Capital expenditures for the years ended December 31, 1999, 1998 and 1997 were approximately $299.6 million, $177.0 million and $155.0 million, respectively. Capital expenditures for capitalized maintenance were $112.8 million, $112.5 million and $86.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. 1999 capital expenditures include $67.8 million to purchase one Airbus A319 and one Airbus A320 aircraft that were subsequently refinanced through the sale of America West Airlines 1999-1 Pass Through Trust Certificates as discussed above. Excluding these aircraft, 1999 capital expenditures were approximately $231.8 million. Capital expenditures for 2000 are expected to increase to approximately $250 million due primarily to increased expenditures for capitalized maintenance, computer systems and equipment. The Company currently intends to fund such expenditures with cash from operations.

OTHER INFORMATION

LABOR RELATIONS

    On March 20, 1999, the Company reached a tentative agreement with the AFA, which represents AWA's approximately 2,300 flight attendants, on a five-year collective bargaining agreement. The agreement was ratified on April 30, 1999.

    In January 1999 AWA's approximately 2000 fleet service workers voted to be represented by the Transportation Workers Union ("TWU"). In September 1999 AWA's stock clerks voted to be represented by the IBT. The Company is in the process of negotiating initial contracts with the TWU and IBT as bargaining representatives for the fleet service workers and stock clerks, respectively. The Company has also begun negotiations with ALPA on a new contract for AWA's pilots. The existing contract with ALPA becomes amendable in May 2000. The Company cannot predict the outcome or the form of these future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

INCOME TAXES

    At December 31, 1999, the Company had net operating loss ("NOL"), general business tax credit carryforwards and alternative minimum tax credit carryforwards of approximately $180.6 million, $12.4 million and $566,000, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and tax credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of Section 382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. The Company's Section 382 Limitation is $36.2 million per year. Should the Company generate insufficient taxable income in any post-change taxable year to utilize fully the Section 382 Limitation of that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted and the carryforward period has not expired. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the ownership change that are recognized in the five year period after the change. During 1999, the Company generated a $105 million built-in gain resulting from a sale/leaseback transaction involving six previously owned aircraft, thereby increasing the limitation under Section 382. See "(d) Sale/Leaseback Transaction" in Note 11, "Commitments and Contingencies" in Notes to Consolidated Financial Statements. The alternative minimum tax credit may be carried forward indefinitely and is available to reduce future income tax payable.

    The Company's reorganization and the associated implementation of fresh start reporting in 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company's actual cash income tax liability (i.e., current income taxes payable) of $26.7 million in 1999 is considerably lower than income tax expense shown for financial reporting purposes of $86.8 million. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce AWA's actual income tax liability.

GOVERNMENT REGULATIONS

    As a member of the Air Transport Association, AWA voluntarily established a customer service plan to provide additional information to passengers on flight delays, cancellations or overbookings, to offer the lowest fare available, allow reservations to be held or cancelled, provide prompt ticket refunds and be more responsive to customer complaints. Under legislation recently passed by Congress the DOT Inspector General is to report to Congress by December 31, 2000 on the effectiveness of the airlines' implementation of these plans. Based on this report Congress could impose new consumer protection requirements on airlines including payments to passengers for excessive flight delays and prohibition of the issuance on non-refundable tickets. As a result of competitive pressures AWA and other airlines would be limited in their ability to pass costs associated with compliance with such laws to passengers. We cannot forecast the cost impact of such measures if enacted.

     In 1997 new aviation taxes were imposed through September 30, 2007 to provide funding for the FAA. Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax which started at 9% and declined to 7.5% in 1999; a domestic segment tax that started at $1.00 and increases to $3.00 by 2003; and an increase in taxes imposed on international travel from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

    In December 1997 the National Civil Aviation Review Commission (the "NCARC") completed its Report to Congress on FAA funding and recommended implementation of a cost based user fee system for air carriers. Congress is presently considering the recommendations of the NCARC, which may result in enactment of a new funding mechanism. The Company cannot currently estimate the effect the new combination of ticket and segment taxes, or any change in those taxes as recommended by the NCARC, will have on its operating results. There can be no assurance that the new taxes or such changes will not have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a) COMMODITY PRICE RISK

    Aircraft fuel costs accounted for approximately 11% of the Company's total operating expenses during 1999. At current consumption levels, a one cent per gallon change in the price of jet fuel would affect the Company's annual operating results in 2000 by approximately $4.6 million. Accordingly, a substantial change in the price of jet fuel would have a significant impact on the Company's results of operations.

    In 1996 AWA implemented a fuel hedging program to manage the risk from fluctuating jet fuel prices. The program's objectives are to provide some protection against extreme, upward movements in the price of jet fuel and to protect AWA's ability to meet its annual fuel expense budget. Under the program, AWA may enter into certain hedging transactions with approved counterparties for future periods generally not exceeding twelve months.

As of December 31, 1999, the Company had entered into fixed price swap and costless collar transactions hedging approximately 14% of its projected 2000 fuel requirements including 36% related to the first quarter and 23% related to the second quarter. The Company has not initiated hedge transactions for its third and fourth quarter 2000 projected fuel requirements. The use of such hedging transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At December 31, 1999 the Company estimates that a 10% increase in the price per gallon of fuel would have changed the fair value of the existing hedging contracts by $3.9 million. A 10% decrease in the price per gallon of fuel would have changed the fair value of the existing hedging contracts by $3.4 million.

    As of March 20, 2000, approximately 14% of AWA's 2000 fuel requirements are hedged.

(b) INTEREST RATE RISK

    The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At December 31, 1999, the Company's variable-rate long-term debt obligations represented approximately 29% of its total long-term debt. If interest rates increased 10% in 2000, the impact on the Company's results of operations would not be material.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST HOLDINGS CORPORATION

    Consolidated balance sheets of Holdings as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999, together with the related notes and the report of KPMG LLP, independent certified public accountants, are set forth on the following pages.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
AMERICA WEST HOLDINGS CORPORATION:

    We have audited the accompanying consolidated balance sheets of America West Holdings Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Holdings Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                                        KPMG LLP

Phoenix, Arizona
March 29, 2000

                        AMERICA WEST HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                     1999                  1998
                                                                                                     ----                  ----
ASSETS
Current assets:
     Cash and cash equivalents .........................................................          $   112,174           $   108,360
     Short-term investments ............................................................               15,617                27,485
     Accounts receivable, less allowance for doubtful accounts of
          $2,453 in 1999 and $3,545 in 1998 ............................................              118,076                96,381
     Expendable spare parts and supplies, less allowance for obsolescence
          of $5,612 in 1999 and $4,112 in 1998 .........................................               49,327                31,147
     Prepaid expenses ..................................................................               42,809                38,730
                                                                                                  -----------           -----------
               Total current assets ....................................................              338,003               302,103
                                                                                                  -----------           -----------
Property and equipment:
     Flight equipment ..................................................................              801,541               931,134
     Other property and equipment ......................................................              208,961               157,718
     Equipment purchase deposits .......................................................               79,399                83,649
                                                                                                  -----------           -----------
                                                                                                    1,089,901             1,172,501
     Less accumulated depreciation and amortization ....................................              382,187               410,461
                                                                                                  -----------           -----------
                                                                                                      707,714               762,040
                                                                                                  -----------           -----------
Other assets:
     Restricted cash ...................................................................               35,579                35,262
     Reorganization value in excess of amounts allocable to identifiable
          assets, net ..................................................................              315,275               336,772
     Deferred income taxes, net ........................................................                 --                  28,054
     Other assets, net .................................................................              110,583                60,799
                                                                                                  -----------           -----------
                                                                                                      461,437               460,887
                                                                                                  -----------           -----------
                                                                                                  $ 1,507,154           $ 1,525,030
                                                                                                  ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt ..............................................          $    45,171           $    80,439
     Accounts payable ..................................................................              149,816               112,563
     Air traffic liability .............................................................              192,799               209,525
     Accrued compensation and vacation benefits ........................................               49,865                48,338
     Accrued taxes .....................................................................               23,158                43,489
     Other accrued liabilities .........................................................               38,030                40,905
                                                                                                  -----------           -----------
          Total current liabilities ....................................................              498,839               535,259
                                                                                                  -----------           -----------
Long-term debt, less current maturities ................................................              155,168               207,906
Deferred credits and other liabilities .................................................              106,989               112,407
Deferred tax liability, net ............................................................               31,989                  --
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 48,800,000 shares; no shares issued ..                 --                    --
     Class A common stock, $.01 par value.  Authorized 1,200,000 shares;
         issued and outstanding 1,100,000 shares at December 31, 1999 and
         at December 31, 1998 ..........................................................                   11                    11
     Class B common stock, $.01 par value. Authorized 100,000,000 shares;
         issued and outstanding 48,561,916 shares in 1999, and 45,280,199 shares
         in 1998 .......................................................................                  486                   453
     Additional paid-in capital ........................................................              599,078               556,508
     Retained earnings .................................................................              373,067               253,678
                                                                                                  -----------           -----------
                                                                                                      972,642               810,650
     Less: Cost of Class B common stock in treasury, 13,384,795 shares in 1999
           7,388,095 shares in 1998 and ................................................             (258,473)             (141,192)
                                                                                                  -----------           -----------
               Total stockholders' equity ..............................................              714,169               669,458
                                                                                                  -----------           -----------
                                                                                                  $ 1,507,154           $ 1,525,030
                                                                                                  ===========           ===========


          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                1999              1998              1997
                                                             -----------       -----------       -----------
Operating revenues:
   Passenger ..........................................      $ 2,028,223       $ 1,858,551       $ 1,764,206
   Cargo ..............................................           41,936            45,551            51,699
   Leisure Co. net revenues ...........................           64,391            54,764              --
   Other ..............................................           76,334            64,418            59,051
                                                             -----------       -----------       -----------
      Total operating revenues ........................        2,210,884         2,023,284         1,874,956
                                                             -----------       -----------       -----------
Operating expenses:
   Salaries and related costs .........................          500,351           450,220           418,212
   Aircraft rents .....................................          277,326           244,088           223,423
   Other rents and landing fees .......................          122,035           119,091           119,470
   Aircraft fuel ......................................          220,380           194,360           243,423
   Agency commissions .................................          114,742           117,483           151,293
   Aircraft maintenance materials and repairs .........          218,319           182,844           146,618
   Depreciation and amortization ......................           48,442            49,026            48,590
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets ........           19,896            19,896            23,776
   Leisure Co. expenses ...............................           52,859            39,486              --
   Other ..............................................          431,983           397,727           338,325
                                                             -----------       -----------       -----------
      Total operating expenses ........................        2,006,333         1,814,221         1,713,130
                                                             -----------       -----------       -----------

Operating income ......................................          204,551           209,063           161,826
                                                             -----------       -----------       -----------
Nonoperating income (expenses):
   Interest income ....................................           12,417            13,105            10,646
   Interest expense, net ..............................          (22,253)          (26,050)          (32,249)
   Gain (loss) on disposition of property and equipment            1,095              (638)           (1,710)
   Other, net .........................................           10,340            (1,134)            1,488
                                                             -----------       -----------       -----------
      Total nonoperating income (expenses), net .......            1,599           (14,717)          (21,825)
                                                             -----------       -----------       -----------
      Income before income taxes ......................          206,150           194,346           140,001
                                                             -----------       -----------       -----------
Income taxes ..........................................           86,761            85,775            65,031
                                                             -----------       -----------       -----------
      Net income ......................................      $   119,389       $   108,571       $    74,970
                                                             ===========       ===========       ===========
Earnings per share:
   Basic ..............................................      $      3.17       $      2.58       $      1.68
                                                             ===========       ===========       ===========
   Diluted ............................................      $      3.03       $      2.40       $      1.63
                                                             ===========       ===========       ===========
Shares used for computation:
   Basic ..............................................           37,679            42,102            44,529
                                                             ===========       ===========       ===========
   Diluted ............................................           39,432            45,208            46,071
                                                             ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                      1999            1998            1997
                                                                   ---------       ---------       ---------
 Cash flows from operating activities:
    Net income ................................................    $ 119,389       $ 108,571       $  74,970
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization ..........................       51,385          49,545          48,590
       Amortization of capitalized maintenance ................      113,679          89,347          66,143
       Amortization of reorganization value ...................       21,496          21,496          23,776
       Amortization of deferred credits .......................       (7,521)         (6,798)        (10,405)
       Income taxes attributable to reorganization items ......         --              --            59,444
       Other ..................................................        3,258          14,316           5,843
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable, net ........      (21,693)         (8,091)         18,677
       Increase in expendable spare parts and supplies, net ...      (18,180)         (4,012)         (5,712)
       Decrease (increase) in prepaid expenses ................         (366)             93          10,551
       Decrease (increase) in other assets, net ...............      (51,984)         22,473         (32,464)
       Increase (decrease) in accounts payable ................       37,252         (31,136)         25,450
       Increase (decrease) in air traffic liability ...........      (16,727)         35,141         (40,907)
       Increase in accrued compensation and vacation benefits..        1,526          11,072           7,182
       Increase (decrease) in accrued taxes ...................       39,603          55,913         (35,983)
       Decrease in other accrued liabilities ..................       (2,774)         (1,554)           (282)
       Increase (decrease) in other liabilities ...............          955          (7,435)         (8,871)
                                                                   ---------       ---------       ---------
          Net cash provided by operating activities ...........      269,298         348,941         206,002
                                                                   ---------       ---------       ---------
    Cash flows from investing activities:
       Purchases of property and equipment ....................     (299,571)       (176,996)       (154,969)
       Sale (purchases) of short-term investments .............       11,868         (27,485)         39,131
       Proceeds from sales of property and equipment ..........      187,197           6,147           1,583
       Equipment purchase deposits and other ..................       (6,250)        (14,415)        (15,600)
                                                                   ---------       ---------       ---------
          Net cash used in investing activities ...............     (106,756)       (212,749)       (129,855)
                                                                   ---------       ---------       ---------
    Cash flows from financing activities:
       Proceeds from issuance of debt .........................      162,074            --            30,000
       Repayment of debt ......................................     (239,876)        (72,245)        (55,411)
       Acquisition of treasury stock ..........................     (118,278)       (116,148)         (2,434)
       Acquisition of warrants ................................       (3,378)        (16,175)        (13,342)
       Proceeds from exercise of AWA warrants .................       32,781             325              71
       Other ..................................................        7,949           4,108            (227)
                                                                   ---------       ---------       ---------
          Net cash used in financing activities ...............     (158,728)       (200,135)        (41,343)
                                                                   ---------       ---------       ---------
    Net increase (decrease) in cash and cash equivalents ......        3,814         (63,943)         34,804
                                                                   ---------       ---------       ---------
    Cash and cash equivalents at beginning of year ............      108,360         172,303         137,499
                                                                   ---------       ---------       ---------
    Cash and cash equivalents at end of year ..................    $ 112,174       $ 108,360       $ 172,303
                                                                   =========       =========       =========
    Cash, cash equivalents and short-term investments at end
       of year ................................................    $ 127,791       $ 135,845       $ 172,303
                                                                   =========       =========       =========



          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                            CLASS A         CLASS B      ADDITIONAL                      CLASS B
                                            COMMON          COMMON         PAID-IN        RETAINED       TREASURY
                                             STOCK           STOCK         CAPITAL        EARNINGS         STOCK          TOTAL
BALANCE AT JANUARY 1, 1997 ...........     $      12       $     446      $ 577,267       $  70,137      $ (25,109)      $ 622,753
                                           ---------       ---------      ---------       ---------      ---------       ---------
Issuance of 5,534 shares and
   140,167 shares of Class B common
   stock pursuant to the exercise of
   stock warrants and stock options ....        --                 2          1,452            --             --             1,454
Issuance of 10,647 shares of
   Class B common stock ................        --              --              169            --             --               169
Acquisition of 132,300 shares of
  Class B treasury stock ...............        --              --             --              --           (2,434)         (2,434)
Issuance of 43 shares of Class B
   treasury stock ......................        --              --             --              --             --
Repurchase of 1,911,523 warrants
   at $6.98 per warrant ................        --              --          (13,342)           --             --           (13,342)
Net income .............................        --              --             --            74,970           --            74,970
                                           ---------       ---------      ---------       ---------      ---------       ---------
BALANCE AT DECEMBER 31, 1997 ...........          12             448        565,546         145,107        (27,543)        683,570
                                           ---------       ---------      ---------       ---------      ---------       ---------
Issuance of 25,560 shares and 353,000
  shares of Class B common stock
  pursuant to the exercise of stock
  warrants and stock options
  including tax benefit from the
  exercise of stock options of $1,873 ..        --                 4          6,702            --             --             6,706
Issuance of 119,235 shares of
   Class B common stock ................        --                 1          1,683            --             --             1,684
Acquisition of 100,000 shares of
   Class A treasury stock ..............        (1)             --           (1,811)           --             --            (1,812)
Acquisition of 5,951,927 shares of
   Class B treasury stock ..............        --              --             --              --         (114,336)       (114,336)
Issuance of 50,000 shares of Class B
   treasury stock ......................        --              --              563            --              687           1,250
Repurchase of 2,906,867 warrants
   at $5.56 per warrant ................        --              --          (16,175)           --             --           (16,175)
Net income .............................        --              --             --           108,571           --           108,571
                                           ---------       ---------      ---------       ---------      ---------       ---------
BALANCE AT DECEMBER 31, 1998 ...........          11             453        556,508         253,678       (141,192)        669,458
                                           ---------       ---------      ---------       ---------      ---------       ---------
Issuance of 2,573,060 shares and
   481,420 shares of Class B common
   stock pursuant to the exercise of
   stock warrants and stock options
   including tax benefit from the
   exercise of stock options of $647 ...        --                31         41,346            --             --            41,377
Issuance of 227,237 shares of
   Class B common stock ................        --                 2          4,567            --             --             4,569
Acquisition of 6,046,700 shares of
   Class B treasury stock ..............        --              --             --              --         (118,278)       (118,278)
Issuance of 50,000 shares of Class B
   treasury stock ......................        --              --               35            --              997           1,032
Repurchase of 377,400 warrants at
   $8.95 per warrant ...................        --              --           (3,378)           --             --            (3,378)
Net income .............................        --              --             --           119,389           --           119,389
                                           ---------       ---------      ---------       ---------      ---------       ---------
BALANCE AT DECEMBER 31, 1999 ...........   $      11       $     486      $ 599,078       $ 373,067      $(258,473)      $ 714,169
                                           =========       =========      =========       =========      =========       =========


           See accompanying notes to consolidated financial statements

                        AMERICA WEST HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Holdings is the parent company for AWA and TLC. AWA is the ninth largest commercial airline carrier in the United States serving 59 destinations in the U.S., Canada and Mexico. In January 1998 TLC began operations as a new leisure travel subsidiary of Holdings to develop and grow the Company's vacation package tour business. TLC arranges and sells vacation packages that include hotel accommodations, airfare, ground transportation and a variety of entertainment options. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC.

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

    (b) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days and less than one year. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

    (c) EXPENDABLE SPARE PARTS AND SUPPLIES

    Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

    (d) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 1999, 1998 and 1997 was $6.1 million, $4.9 million and $600,000, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

    The estimated useful lives for the Company's ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from five to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

    Effective October 1, 1998, AWA extended the estimated depreciable service lives of certain owned Boeing 737-200 aircraft which have been modified to meet the Federal Aviation Administration's ("FAA") Stage III noise reduction requirements. This change increased the average depreciable life by approximately four years and reduced depreciation expense in 1999 and 1998 by approximately $8.0 million and $2.0 million, respectively.

    The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

    (g) REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
ASSETS

    Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1999, 1998 and 1997 was $135.1 million, $113.6 million and $92.1 million, respectively. In accordance with SFAS No. 121, the Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

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

    (i) DEFERRED CREDIT-OPERATING LEASES

    Rents for operating leases were adjusted to fair market value when the Company emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1999 and 1998, the unamortized balance of the deferred credit was $72.2 million and $78.6 million, respectively.

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

    (k) ADVERTISING COSTS

    The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $23.7 million, $20.6 million and $25.8 million, respectively.

    (l) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     (n) NEW ACCOUNTING STANDARDS

    In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"), a hedge of the exposure to variable cash flows of a forecasted transaction ("cash flow hedge"), or a hedge of the foreign currency exposure ("foreign currency hedge") of a net investment in a foreign operation or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In accounting for a fair value hedge, the derivative hedging instrument will be measured at fair value with the mark to fair value being recorded in earnings. In a cash flow hedge, the derivative hedging instrument will be measured at fair value with the effective portion of the gains or losses on the derivative hedging instrument initially being reported in other comprehensive income. In June 1999 the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. SFAS No. 133 is not expected to have a material effect on the Company's results of operations or financial position.

    (o) USE OF ESTIMATES

    Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2. LONG-TERM DEBT

    Long-term debt at December 31 consists of the following:

                                                                                        1999          1998
                                                                                        ----          ----
                                                                                          (IN THOUSANDS)
    SECURED
    Notes payable, primarily fixed interest rates of 10.75% to 10.79%, averaging
       10.78%, installments due 2000 through 2008 ..............................      $ 87,245      $164,478
                                                                                      --------      --------
    UNSECURED
    10 3/4% Senior Unsecured Notes, face amount of $50 million, interest
       only payment until due in 2005 (a) ......................................        48,820        48,612
    Notes payable, interest rates of 90-day LIBOR +1.25%, averaging
       7.44%, installments due through 2000 ....................................        35,000        45,500
    Industrial development bonds, face amount of $29.3 million, fixed interest
        rate of 6.3% due 2023 (b) ..............................................        29,008        28,995
    Other ......................................................................           266           760
                                                                                      --------      --------
                                                                                       113,094       123,867
                                                                                      --------      --------
    Total long-term debt .......................................................       200,339       288,345
    Less:  current maturities ..................................................        45,171        80,439
                                                                                      --------      --------
                                                                                      $155,168      $207,906
                                                                                      --------      --------

(a) The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of the Company on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

                  SEPTEMBER 1,             PERCENTAGE
                                           ----------
                  2000.........             105.375%
                  2001.........             103.583%
                  2002.........             101.792%
                  2003 and thereafter...    100.000%

(b) The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter.



    Secured financings totaling $87.2 million are collateralized by assets, primarily aircraft and engines, with a net book value of $141.9 million at December 31, 1999.

    At December 31, 1999, the estimated maturities of long-term debt are as follows:

                                                               (in thousands)
                  2000................................            $  45,171
                  2001................................                9,847
                  2002................................                9,674
                  2003................................                9,674
                  2004................................                8,989
                  Thereafter..........................              116,984
                                                                  ---------
                                                                  $ 200,339



    In December 1999 AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term. This facility replaced AWA's $100 million revolving credit facility which was entered into in December 1997. Borrowings under this credit facility will accrue interest at either the "base rate" (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


"adjusted eurodollar rate" (LIBOR rate adjusted for certain reserve requirements in respect to "Eurodollar liabilities") plus the applicable margin based on Moody's rating of AWA's senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 1999, $109.2 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of December 31, 1999.

    Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which the Company was in compliance at December 31, 1999.

3. CAPITAL STOCK

    Effective midnight, December 31, 1996, AWA became a wholly-owned subsidiary of Holdings and each share of AWA Class A and Class B Common Stock was exchanged for one share of Holdings Class A or Class B Common Stock.
Holdings' Class B Common Stock is listed on the New York Stock Exchange.

    On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants were exercisable by the holders any time before August 25, 1999 and
10.4 million shares of Class B Common Stock were reserved for the exercise of these warrants. As part of the holding company formation transaction, the AWA warrants became rights to acquire shares of Holdings Class B Common Stock. AWA made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable to Holdings due December 31, 2005 with an interest rate of 11%. Subsequently, Holdings made a capital contribution to AWA by issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%. As of December 31, 1999, approximately 7.4 million warrants have been repurchased by AWA for approximately $51.0 million and 2,621,208 warrants have been exercised at $12.74 per share. The balance of unexercised warrants expired and were cancelled on August 25, 1999.

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

4. STOCK OPTIONS AND AWARDS

    Under the 1994 Incentive Equity Plan, as amended (the "Plan"), the Company's Board of Directors may grant stock options to officers and key employees. The maximum number of shares of Class B Common Stock authorized for issuance under the Plan is 9.0 million shares of which 1.8 million shares are available for grant at December 31, 1999. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



    Stock option activity during the years indicated is as follows:

                                                                          WEIGHTED-
                                                       NUMBER OF           AVERAGE
                                                        SHARES         EXERCISE PRICE
                                                        ------         --------------
             Balance at December 31, 1996:             3,538,000           $ 13.68
                 Granted.....................            479,000           $ 15.54
                 Exercised...................           (140,167)          $  9.87
                 Canceled....................           (425,333)          $ 13.74
                                                       ---------           -------
             Balance at December 31, 1997:             3,451,500           $ 14.09
                                                       ---------           -------
                 Granted.....................          1,867,000           $ 19.60
                 Exercised...................           (353,000)          $ 12.77
                 Canceled....................           (180,500)          $ 16.02
                                                       ---------           -------
             Balance at December 31, 1998:             4,785,000           $ 16.26
                                                       ---------           -------
                 Granted.....................          1,525,650           $ 19.53
                 Exercised...................           (481,420)          $ 16.51
                 Canceled....................           (591,993)          $ 18.74
                                                       ---------           -------
             Balance at December 31, 1999:             5,237,237           $ 16.91
                                                       =========           =======


    At December 31, 1999, options outstanding and exercisable by price range are as follows:

                                                 WEIGHTED                                                     WEIGHTED
                                                  AVERAGE                 WEIGHTED            OPTIONS         AVERAGE
    RANGE OF                OPTIONS              REMAINING                AVERAGE             CURRENTLY       EXERCISE
EXERCISE PRICES         OUTSTANDING             CONTRACTUAL LIFE       EXERCISE PRICE        EXERCISABLE        PRICE
---------------         -----------             -----------            --------------        -----------        -----
$ 8.00 - $12.00           1,330,584                6.47                   $ 10.38             1,011,310        $ 10.18
$12.01 - $16.50           1,060,835                7.54                   $ 13.92               793,515        $ 14.06
$16.51 - $20.00           1,060,000                8.73                   $ 18.48               338,667        $ 17.94
$20.01 - $24.19           1,363,650                8.69                   $ 21.61               401,667        $ 22.09
$24.20 - $29.19             422,168                8.23                   $ 25.88               172,513        $ 26.06
                          ---------                ----                   -------             ---------        -------
                          5,237,237                7.86                   $ 16.91             2,717,672        $ 15.05
                          =========                ====                   =======             =========        =======


    The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $8.83, $7.88 and $5.39, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 0.0%, risk-free interest rate of 5.5%, volatility of 60.0% and an expected life of four years; 1998 - expected dividend yield of 0.0%, risk-free interest rate of 4.5%, volatility of 52.6% and an expected life of four years; 1997 - expected dividend yield of 0.0%, risk-free interest rate of 5.7%, volatility of 44.8% and an expected life of four years.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma (unaudited) amounts indicated below:


                                                 1999              1998             1997
                                                 ----              ----             ----
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income:              As reported          $ 119,389          $108,571         $ 74,970
                                              =========          ========         ========
                         Pro forma             $114,323          $103,583         $ 72,214
                                              =========          ========         ========
Earnings per share:
   Basic                 As reported           $   3.17          $   2.58         $   1.68
                                              =========          ========         ========
                         Pro forma             $   3.03          $   2.46         $   1.62
                                              =========          ========         ========
   Diluted               As reported           $   3.03          $   2.40         $   1.63
                                              =========          ========         ========
                         Pro forma             $   2.90          $   2.29         $   1.57
                                              =========          ========         ========

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    Pro forma net income reflects only options granted during the years 1995 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

    Under the Plan, the Company granted 221,500 shares and 113,000 shares of Class B Common Stock as restricted stock to certain officers and key employees in 1999 and 1998, respectively. There were no grants of restricted stock in 1997. The Company recognized compensation expense of $856,000, $1.1 million and $944,000 related to restricted stock in 1999, 1998 and 1997, respectively. At December 31, 1999, 239,338 shares of restricted stock were vested.

    The Plan also provides for the issuance of stock and grant of stock options to non-employee directors. The Company has granted options to purchase 213,000 shares of Class B Common Stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. As of December 31, 1999, 153,000 options were outstanding and exercisable at prices ranging from $8.00 to $29.19 per share. On December 31, 1999, 1998 and 1997, non-employee directors were also granted Class B Common Stock pursuant to the Plan totaling 5,737 shares, 6,235 shares and 10,647 shares, respectively.

5. EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $10,000 in 1999. The Company's matching contribution is determined annually by the Board of Directors. The Company's contribution expense to the plan totaled $7.6 million, $6.9 million and $6.1 million in 1999, 1998 and 1997, respectively.

6. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash Equivalents, Short-term Investments and Receivables

    The carrying amount approximates fair value because of the short-term nature of these instruments.

    Investment in Equity Securities

    As of December 31, 1999, AWA owned 294,109 shares of Priceline common stock, which was classified as trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The estimated fair value of this investment at that date was approximately $13.9 million based on the quoted market price of Priceline common stock. An unrealized holding gain of $11.9 million related to the Priceline shares was included in earnings in 1999. AWA sold all 294,109 shares of Priceline for approximately $15.1 million in January 2000.

    Long-term Debt

    At December 31, 1999 and 1998, the fair value of long-term debt was approximately $199 million and $292 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

(b) FUEL PRICE RISK MANAGEMENT

    Under its fuel hedging program, the Company may enter into certain hedging transactions with approved counterparties for a period generally not exceeding twelve months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 1999, the Company had entered into fixed price swap and costless collar transactions hedging approximately 14% of its projected 2000 fuel requirements.

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

7. INCOME TAXES

    The Company recorded income tax expense as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                               1999          1998         1997
                                               ----          ----         ----
                                                        (IN THOUSANDS)
Current Taxes:
   Federal ...........................       $23,503       $33,915       $ 2,483
   State .............................         3,215         5,214         3,104
                                             -------       -------       -------
         Total current taxes .........        26,718        39,129         5,587
                                             -------       -------       -------
Deferred taxes .......................        60,043        46,646          --
                                             -------       -------       -------
Income taxes attributable to
   reorganization items and other ....          --            --          59,444
                                             -------       -------       -------
Total income tax expense .............       $86,761       $85,775       $65,031
                                             =======       =======       =======


    The Company's emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses and state income taxes that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company's actual cash income tax liability (i.e., current income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce the Company's current income tax liability. In 1997 the excess of financial expense over the Company's actual income tax liability was applied to reduce the balance of the Company's reorganization value in excess of amounts allocable to identifiable assets.

    Income tax expense differs from amounts computed at the federal statutory income tax rate as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                           1999          1998        1997
                                                           ----          ----        ----
                                                                    (IN THOUSANDS)
           Income tax expense at U.S. statutory rate..    $72,153      $68,021      $49,000
           State income taxes, net of federal income..
              tax benefit ............................      6,620        7,803        5,655
           Nondeductible amortization of
              reorganization value in excess of
              amounts allocable to identifiable
              assets..................................      7,524        7,524        8,322
           Other, net ................................        464        2,427        2,054
                                                          -------      -------      -------
              Total ..................................    $86,761      $85,775      $65,031
                                                          =======      =======      =======

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    As of December 31, 1999, the Company has available net operating loss carryforwards ("NOL"), business tax credit carryforwards and alternative minimum tax credit carryforwards for federal income tax purposes of approximately $180.6 million, $12.4 million and $566,000, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 2000 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company's reorganization in 1994, the Company's ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

    COMPOSITION OF DEFERRED TAX ITEMS:

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                                                             1999            1998
                                                                           ---------       ---------
                                                                                (IN THOUSANDS)
      Deferred income tax liabilities
          Property and equipment, principally depreciation and "fresh
             start" differences .....................................      $(101,480)      $(131,518)

          Other .....................................................         (6,738)           --
                                                                           ---------       ---------
           Total deferred tax liability .............................       (108,218)       (131,518)
                                                                           ---------       ---------
      Deferred tax assets
          Aircraft leases ...........................................         18,718          23,951
          Frequent flyer accrual ....................................          4,790           6,541
          Net operating loss carryforwards ..........................         68,301          91,587
          Tax credit carryforwards ..................................         12,968          13,272
          Other .....................................................           --            52,769
                                                                           ---------       ---------
             Total deferred tax assets ..............................        104,777         188,120
                                                                           ---------       ---------
           Valuation allowance ......................................        (28,548)        (28,548)
                                                                           ---------       ---------
                Net deferred tax asset (liability) ..................      $ (31,989)      $  28,054
                                                                           =========       =========


    SFAS No. 109, Accounting for Income Taxes, requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. The valuation allowance of $28.5 million is necessary because at this time the Company has not determined it is more likely than not that the balance of the deferred tax assets will be fully realized. The Company continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, the Company were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.   SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                           1999         1998         1997
                                                                        -------      -------      -------
                                                                                 (IN THOUSANDS)
          Non-cash transactions:
              Notes payable issued for equipment purchase
                 deposits ........................................      $35,000      $45,500      $10,500
              Notes payable canceled under the aircraft
                 purchase agreement ..............................       45,500       12,596       36,019
          Cash transactions:
              Interest paid, net of amounts capitalized ..........       19,920       22,184       30,830
              Income taxes paid ..................................       56,062       20,963          205


9.   INVESTMENTS IN DEBT SECURITIES

    Cash equivalents and short-term investments as of December 31 are classified as follows:

                                                                                     1999          1998
                                                                                     ----          ----
                                                                                       (IN THOUSANDS)
        Debt securities issued by the U.S. Treasury and other U.S. government
            agencies ........................................................      $   --        $ 53,519
        Corporate notes .....................................................        61,135        82,195
        Money Market Funds ..................................................        55,507           131
        Other debt securities ...............................................        11,149            --
                                                                                   --------      --------
                   Total cash, cash equivalents and short-term investments ..      $127,791      $135,845
                                                                                   ========      ========


10.  EARNINGS PER SHARE

                                                                   YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            1999            1998             1997
                                                        -----------      -----------      -----------
                                                         (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
BASIC EARNINGS PER SHARE
Income applicable to common stock ................      $   119,389      $   108,571      $    74,970
                                                        ===========      ===========      ===========

Weighted average common shares outstanding .......       37,678,947       42,102,211       44,528,575
                                                        ===========      ===========      ===========

Basic earnings per share .........................      $      3.17      $      2.58      $      1.68
                                                        ===========      ===========      ===========

DILUTED EARNINGS PER SHARE

Income applicable to common stock ................      $   119,389      $   108,571      $    74,970
                                                        ===========      ===========      ===========
Share computation:
  Weighted average common shares outstanding .....       37,678,947       42,102,211       44,528,575
  Assumed exercise of stock options and warrants..        1,753,324        3,105,982        1,542,375
                                                        -----------      -----------      -----------
  Weighted average common shares
        outstanding as adjusted ..................       39,432,271       45,208,193       46,070,950
                                                        ===========      ===========      ===========
Diluted earnings per share .......................      $      3.03      $      2.40      $      1.63
                                                        ===========      ===========      ===========


    For the years ended December 31, 1999, 1998 and 1997, options of 1,632,041, 1,843,391 and 1,089,016, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock. (See Note 15, "Subsequent Events".)

11.  COMMITMENTS AND CONTINGENCIES

    (a) LEASES

    As of December 31, 1999, the Company had 112 aircraft under operating leases with remaining terms ranging from one year to approximately 21 years. The Company has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments and provide the aircraft lessors with the option during the lease term to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

    At December 31, 1999, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                        (IN THOUSANDS)
                    2000.........        $  343,709
                    2001.........           313,756
                    2002.........           282,360
                    2003.........           226,631
                    2004.........           181,563
                    Thereafter...         1,359,959
                                         ----------
                                         $2,707,978
                                         ----------


    Rent expense (excluding landing fees) was approximately $365 million, $330 million and $308 million for the years ended December 31, 1999, 1998, and 1997, respectively.

    Collectively, the operating lease agreements require security deposits with lessors of $26.3 million and bank letters of credit of $18.5 million. The letters of credit are collateralized by $18.5 million of restricted cash as of December 31, 1999.

    (b) REVENUE BONDS

    In June 1999 Series 1999 special facility revenue bonds ("new bonds") were issued by a municipality to fund the retirement of the Series 1994A bonds ("old bonds") and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA's strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on
June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter.

    (c) AIRCRAFT ACQUISITIONS

    At December 31, 1999, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, 12 Airbus A319-100 and 15 Airbus A320-200 aircraft with delivery through 2004 at a net cost of approximately $1.6 billion. The agreement with AVSA also includes options to purchase an additional 25 A320 family aircraft during 2004 through 2006 and purchase rights for an additional 25 A320 series aircraft for delivery in 2007 to 2008.

     The Company has an agreement with International Aero Engines ("IAE") which provides for the purchase by the Company of seven new V2500-A5 spare engines scheduled for delivery through 2000 for use on certain of the A320 fleet. At December 31, 1999, the seven engines have an estimated aggregate cost of $30 million.

    The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                       (IN THOUSANDS)
                 2000.........           $356,467
                 2001.........            212,910
                 2002.........            193,006
                                         --------
                                         $762,383
                                         --------


In September 1999 America West Airlines 1999-1 Pass Through Trusts issued $253.8 million of Pass Through Trust Certificates in connection with the financing of five Airbus A319 aircraft and five Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by Holdings and AWA. The combined effective interest rate on the financing is 8.22%. Four A319 and four A320 aircraft that are the subject of this financing were delivered in 1999. The remaining two aircraft were delivered in February 2000.

    (d) SALE/LEASEBACK TRANSACTION

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

    (e) FAA SETTLEMENT

    In July 1998 AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA did not admit any wrongdoing, has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. In July 1999 the FAA determined that AWA has complied with the terms of the settlement agreement and waived an additional civil penalty of $2.5 million which could have been assessed under the agreement.

    (f) CONTINGENT LEGAL OBLIGATIONS

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

12.  RELATED PARTY TRANSACTIONS

    In March 1997 AWA purchased 1.91 million of its publicly traded warrants from TPG and certain of its affiliates for approximately $13.3 million. TPG is an investment firm that controls approximately 52% of the total voting power of Holdings.

    AWA has entered into various aircraft leasing arrangements with AerFi Group plc ("AerFi"), formerly GPA Group plc, at terms comparable to those obtained from third parties for similar transactions. William A. Franke, the Company's Chairman, President and CEO, is a director and, indirectly, a minor shareholder of AerFi. In addition, an affiliate of TPG purchased a large minority stake in AerFi in November 1998 and has three representatives serving on AerFi's five-member Board of Directors. AWA currently leases four aircraft from AerFi and the rental payments for such leases amounted to $14.8 million, $19.2 million and $31.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the Company was obligated to pay approximately $191.8 million under the AerFi leases which expire at various dates through the year 2013.

    In June 1997 America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to AWA. Under the arrangements, the financial benefits of the transactions are shared among AWA, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of AerFi ("AerFi Subs"), the original lessees under the restructured leases. As a result of the refinancing, AerFi, the AerFi Subs and AWA also entered into a Put Termination Agreement which terminated arrangements with AerFi pursuant to which AerFi could cause AWA to lease up to four additional aircraft prior to June 30, 1999. Pursuant to the Put Termination Agreement, AWA is obligated to make certain payments to the AerFi Subs. The payments due to the AerFi Subs under the Put Termination Agreement were approximately $1.9 million for each of the years 1999, 1998 and 1997.

    As part of the Company's reorganization in 1994, Continental Airlines made an investment in the Company, and the Company entered into an alliance agreement related to code-sharing arrangements and ground handling operations. The Company paid Continental approximately $31.7 million, $27.8 million and $25.2 million and also received approximately $24.5 million, $20.5 million and $13.4 million 1999, 1998 and 1997, respectively, from Continental pursuant to these agreements.

    Mr. John F. Fraser, chairman of the board of Air Canada, served as a director of the Company until May 20, 1998. The Company has a maintenance contract with Air Canada on terms comparable to those obtained from third parties for similar transactions. The Company's payments under the maintenance contract were $17.3 million, $9.4 million and $5.9 million in 1999, 1998 and 1997, respectively.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1999 and 1998 follows (in thousands of dollars except per share amounts):

                                                         1ST          2ND           3RD          4TH
                                                       QUARTER      QUARTER       QUARTER      QUARTER
                                                       -------      -------       -------      -------
             1999
             Operating revenues..................    $ 519,626    $ 569,480     $ 552,839    $ 568,939
             Operating income....................       50,715       75,591        41,198       37,047
             Nonoperating income (expense), net..       (3,978)        (273)       (3,326)       9,176
             Income tax expense..................      (20,798)     (33,064)      (15,659)     (17,240)
             Net income..........................       25,939       42,254        22,213       28,983 (1)
             Earnings per share:
               Basic.............................          .67         1.12           .60          .79
               Diluted...........................          .63         1.06           .57          .76

                                                         1ST          2ND           3RD          4TH
                                                       QUARTER      QUARTER       QUARTER      QUARTER
                                                       -------      -------       -------      -------
             1998
             Operating revenues..................    $ 483,216    $ 533,695     $ 499,268    $ 507,105
             Operating income....................       49,407       76,741        45,986       36,929
             Nonoperating expense, net...........       (5,151)      (2,993)       (2,244)      (4,329)
             Income tax expense..................      (19,118)     (32,331)      (21,878)     (12,448)
             Net income..........................       25,138       41,417        21,864       20,152
             Earnings per share:
               Basic.............................          .57          .95           .52          .52
               Diluted...........................          .53          .86           .49          .51


    (1) Includes an $11.9 million pretax unrealized gain on the Company's investment in Priceline common stock and $2.5 million of revenue related to additional Priceline warrants granted to AWA in November 1999.

    The sum of quarterly earnings per share amounts is not the same as annual earnings per share amounts due to rounding.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


14. SEGMENT DISCLOSURES

    Segment reporting financial data as of and for the years ended December 31, 1999, 1998 and 1997 follows (in thousands of dollars):

                                                                            DECEMBER 31, 1999
                                                  AIRLINE         TLC       OTHER/ELIMINATIONS          TOTAL
                                                  -------         ---       ------------------          -----
      Operating revenue....................  $ 2,146,955       $ 64,391         $     (462)          $2,210,884
      Depreciation & amortization..........       48,442          2,943                  -               51,385
      Amortization of reorganization value.       19,896          1,600                  -               21,496
      Operating income ....................      197,901         11,532             (4,882)             204,551
      Capital expenditures.................      293,424          6,147                  -              299,571
      Segment assets.......................    1,663,495         99,137           (255,478)           1,507,154


                                                                            DECEMBER 31, 1998
                                                  AIRLINE         TLC       OTHER/ELIMINATIONS          TOTAL
                                                  -------         ---       ------------------          -----
      Operating revenue....................  $ 1,968,714       $ 54,764         $     (194)          $2,023,284
      Depreciation & amortization..........       49,026            519                  -               49,545
      Amortization of reorganization value.       19,896          1,600                  -               21,496
      Operating income ....................      197,846         15,278             (4,061)             209,063
      Capital expenditures.................      176,337            659                  -              176,996
      Segment assets.......................    1,594,644         57,823           (127,437)           1,525,030


                                                                            DECEMBER 31, 1997
                                                                                PRO FORMA
                                                AIRLINE            TLC      OTHER/ELIMINATIONS           TOTAL
                                                -------            ---      ------------------           -----
      Operating revenue....................  $ 1,874,956        $52,751          $(52,751)            $1,874,956
      Depreciation & amortization..........       48,158            432                 -                 48,590
      Amortization of reorganization value.       22,444          1,332                 -                 23,776
      Operating income ....................      149,848         12,725              (747)               161,826
      Capital expenditures.................      154,969              -                 -                154,969
      Segment assets.......................    1,498,514         48,817              (540)             1,546,791


     Amounts included in the "Other/Eliminations" column reflect the elimination of intercompany investments and transactions between AWA, Holdings and TLC.

15.  SUBSEQUENT EVENTS

   (a) STOCK REPURCHASE PROGRAM

    In February 2000 the Company's Board of Directors approved the extension of the Company's stock repurchase program to provide for the repurchase of up to
3.0 million additional shares of Class B Common Stock, in open market or private transactions, by December 31, 2002.

   (b) STRATEGIC ALLIANCE WITH BOOK4GOLF.COM

    In February 2000 TLC signed a letter of intent to sell America West Golf Vacations to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. Book4golf.com and TLC will form a post-acquisition strategic alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations. The consideration for the America West Golf Vacations acquisition will be common shares and share purchase warrants of Book4golf.com. The number of warrants will be based, in part, upon certain performance driven criteria in the future. Book4golf.com has reserved a price of $18.53 CDN per share for the common shares to be issued to TLC and $22.00 CDN per common share for the common shares to be purchased upon the exercise of the warrants. The transaction is subject to certain regulatory and other approvals.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   (c) SALE OF RETAIL VACATIONS BUSINESS

    In March 2000 Holdings and TLC reached an agreement to sell a majority interest in TLC's retail operations, NLG and TVS, to Softbank Capital LP and General Catalyst LLP. Holdings will receive $48 million in cash and will retain a twelve percent ownership interest in the restructured venture. At closing, the Company expects to report a gain on sale of approximately $10 million. The transaction is subject to certain regulatory and other approvals.

ITEM 8B. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST AIRLINES, INC. ("AWA")

    Balance sheets of AWA as of December 31, 1999 and 1998, and the related statements of income, cash flows and stockholder's equity for each of the years in the three-year period ended December 31, 1999, together with the related notes and the report of KPMG LLP, independent certified public accountants, are set forth on the following pages.

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND STOCKHOLDER
AMERICA WEST AIRLINES, INC.:

    We have audited the accompanying balance sheets of America West Airlines, Inc. as of December 31, 1999 and 1998, and the related statements of income, cash flows and stockholder's equity for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                                        KPMG LLP

Phoenix, Arizona
March 29, 2000

                           AMERICA WEST AIRLINES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                             1999          1998
                                                                                          ----------      ----------
      ASSETS
      Current assets:
         Cash and cash equivalents .................................................      $  105,545      $  107,234
         Short-term investments ....................................................          15,617          27,485
         Accounts receivable, less allowance for doubtful accounts of
            $2,005 in 1999 and $3,268 in 1998 ......................................         102,014          87,048
         Advances to parent company and affiliate, net .............................         248,335         116,128
         Expendable spare parts and supplies, less allowance for obsolescence
            of $5,612 in 1999 and $4,112 in 1998 ...................................          49,327          31,147
         Prepaid expenses ..........................................................          33,903          33,516
                                                                                          ----------      ----------
            Total current assets ...................................................         554,741         402,558
                                                                                          ----------      ----------
      Property and equipment:
         Flight equipment ..........................................................         801,541         931,134
         Other property and equipment ..............................................         197,394         152,298
         Equipment purchase deposits ...............................................          79,399          83,649
                                                                                          ----------      ----------
                                                                                           1,078,334       1,167,081
         Less accumulated depreciation and amortization ............................         378,185         408,065
                                                                                          ----------      ----------
                                                                                             700,149         759,016
                                                                                          ----------      ----------
      Other assets:
         Restricted cash ...........................................................          31,624          32,512
         Reorganization value in excess of amounts allocable to identifiable
            assets, net ............................................................         291,801         311,697
         Deferred income taxes, net ................................................              --          27,440
         Other assets, net .........................................................          85,180          61,421
                                                                                          ----------      ----------
                                                                                             408,605         433,070
                                                                                          ----------      ----------
                                                                                          $1,663,495      $1,594,644
                                                                                          ==========      ==========
      LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
         Current maturities of long-term debt ......................................      $   45,171      $   80,439
         Accounts payable ..........................................................         130,752         102,105
         Air traffic liability .....................................................         175,528         196,013
         Accrued compensation and vacation benefits ................................          48,227          47,081
         Accrued taxes .............................................................          54,775          40,809
         Other accrued liabilities .................................................          35,462          40,467
                                                                                          ----------      ----------
            Total current liabilities ..............................................         489,915         506,914
                                                                                          ----------      ----------
      Long-term debt, less current maturities ......................................         155,168         207,906
      Deferred credits and other liabilities .......................................         105,175         110,599
      Deferred tax liability, net...................................................          30,768              --
      Commitments and contingencies
      Stockholder's equity:
         Class B common stock, $.01 par value.  Authorized 1,000 shares;  issued and
            outstanding 1,000 shares ...............................................              --              --
         Additional paid-in capital ................................................         519,748         523,126
         Retained earnings .........................................................         362,721         246,099
                                                                                          ----------      ----------
                Total stockholder's equity .........................................         882,469         769,225
                                                                                          ----------      ----------
                                                                                          $1,663,495      $1,594,644
                                                                                          ==========      ==========

                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999             1998               1997
                                                            -----------       -----------       -----------
Operating revenues:
     Passenger .......................................      $ 2,028,223       $ 1,858,551       $ 1,764,206
     Cargo ...........................................           41,936            45,551            51,699
     Other ...........................................           76,796            64,612            59,051
                                                            -----------       -----------       -----------
          Total operating revenues ...................        2,146,955         1,968,714         1,874,956
                                                            -----------       -----------       -----------

Operating expenses:
     Salaries and related costs ......................          498,490           448,049           418,212
     Aircraft rents ..................................          277,326           244,088           223,423
     Other rents and landing fees ....................          122,034           119,089           119,470
     Aircraft fuel ...................................          220,380           194,360           243,423
     Agency commissions ..............................          114,742           117,483           151,293
     Aircraft maintenance materials and repairs ......          218,319           182,844           146,618
     Depreciation and amortization ...................           48,442            49,026            48,590
     Amortization of reorganization value in excess of
        amounts allocable to identifiable assets .....           19,896            19,896            23,776
     Other ...........................................          429,425           396,033           337,578
                                                            -----------       -----------       -----------
          Total operating expenses ...................        1,949,054         1,770,868         1,712,383
                                                            -----------       -----------       -----------

Operating income .....................................          197,901           197,846           162,573
                                                            -----------       -----------       -----------

Nonoperating income (expenses):
     Interest income .................................           19,593            20,682            17,432
     Interest expense, net ...........................          (29,352)          (33,807)          (39,110)
     Gain (loss) on disposition of property and
        equipment ....................................            1,095              (638)           (1,710)
     Other, net ......................................           11,737               474             1,488
                                                            -----------       -----------       -----------
         Total nonoperating income (expenses), net ...            3,073           (13,289)          (21,900)
                                                            -----------       -----------       -----------

         Income before income taxes ..................          200,974           184,557           140,673
                                                            -----------       -----------       -----------
Income taxes .........................................           84,352            81,541            65,343
                                                            -----------       -----------       -----------
         Net income ..................................      $   116,622       $   103,016       $    75,330
                                                            ===========       ===========       ===========


                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                       1999            1998            1997
                                                                     ---------       ---------       ---------
Cash flows from operating activities:
  Net income ..................................................      $ 116,622       $ 103,016       $  75,330
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .............................         48,442          49,026          48,590
    Amortization of capitalized maintenance ...................        113,679          89,347          66,143
    Amortization of reorganization value ......................         19,896          19,896          23,776
    Amortization of deferred credits ..........................         (7,521)         (6,798)        (10,405)
    Income taxes attributable to reorganization items .........             --              --          59,444
    Other .....................................................          2,402          14,009           5,674
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable, net .............       (147,173)       (115,471)         18,077
  Increase in expendable spare parts and supplies, net ........        (18,180)         (4,012)         (5,712)
  Decrease (increase) in prepaid expenses .....................           (387)            904          10,551
  Decrease (increase) in other assets, net ....................        (24,172)         43,267         (33,042)
  Increase (decrease) in accounts payable .....................         28,646         (38,803)         25,450
  Increase (decrease) in air traffic liability ................        (20,485)         22,864         (40,907)
  Increase in accrued compensation and vacation benefits ......          1,145          10,530           7,192
  Increase (decrease) in accrued taxes ........................         72,174          51,706         (35,671)
  Decrease in other accrued liabilities .......................         (5,938)           (705)         (1,262)
  Increase (decrease) in other liabilities ....................            950          (7,435)         (8,871)
                                                                     ---------       ---------       ---------
      Net cash provided by operating activities ...............        180,100         231,341         204,357
                                                                     ---------       ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment .........................       (293,424)       (176,337)       (154,969)
  Sale (purchases) of short-term investments ..................         11,868         (27,485)         39,131
   Proceeds from sales of property and equipment ..............        187,197           1,647           1,583
  Equipment purchase deposits and other .......................         (6,250)         (5,500)        (15,600)
                                                                     ---------       ---------       ---------
      Net cash used in investing activities ...................       (100,609)       (207,675)       (129,855)
                                                                     ---------       ---------       ---------
Cash flows from financing activities
  Proceeds from issuance of debt ..............................        162,074              --          30,000
  Repayment of debt ...........................................       (239,876)        (71,495)        (55,411)
  Acquisition of warrants .....................................         (3,378)        (16,175)        (13,342)
  Other .......................................................             --            (400)         (1,610)
                                                                     ---------       ---------       ---------
    Net cash used in financing activities .....................        (81,180)        (88,070)        (40,363)
                                                                     ---------       ---------       ---------
    Net increase (decrease) in cash and cash equivalents ......         (1,689)        (64,404)         34,139
                                                                     ---------       ---------       ---------
Cash and cash equivalents at beginning of year ................        107,234         171,638         137,499
                                                                     ---------       ---------       ---------
Cash and cash equivalents at end of year ......................      $ 105,545       $ 107,234       $ 171,638
                                                                     =========       =========       =========
Cash, cash equivalents and short-term investments at end of year     $ 121,162       $ 134,719       $ 171,638
                                                                     =========       =========       =========


                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                  CLASS A     CLASS B   ADDITIONAL                       CLASS B
                                                  COMMON      COMMON     PAID-IN         RETAINED       TREASURY
                                                  STOCK       STOCK      CAPITAL         EARNINGS         STOCK           TOTAL
                                                ----------  ----------  ----------      ----------      ----------      ----------
BALANCE AT JANUARY 1, 1997 ................     $       --  $       --  $  552,643      $   70,137      $       --      $  622,780
                                                ----------  ----------  ----------      ----------      ----------      ----------
Repurchase of 1,911,523 warrants at
   $6.98 per warrant ......................             --          --     (13,342)             --              --         (13,342)
Net income ................................             --          --          --          75,330              --          75,330
                                                ----------  ----------  ----------      ----------      ----------      ----------
BALANCE AT DECEMBER 31, 1997 ..............             --          --     539,301         145,467              --         684,768
Repurchase of 2,906,867
   warrants at $5.56 per warrant ..........             --          --     (16,175)             --              --         (16,175)
Dividend to Holdings ......................             --          --          --          (2,384)             --          (2,384)
Net income ................................             --          --          --         103,016              --         103,016
                                                ----------  ----------  ----------      ----------      ----------      ----------
BALANCE AT DECEMBER 31, 1998 ..............             --          --     523,126         246,099              --         769,225
                                                ----------  ----------  ----------      ----------      ----------      ----------
Repurchase of 377,400 warrants at
   $8.95 per warrant ......................             --          --      (3,378)             --              --          (3,378)
Net income ................................             --          --          --         116,622              --         116,622
                                                ----------  ----------  ----------      ----------      ----------      ----------
BALANCE AT DECEMBER 31, 1999..............      $       --  $       --  $  519,748      $  362,721      $       --      $  882,469
                                                ==========  ==========  ==========      ==========      ==========      ==========


                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    America West Airlines, Inc. ("AWA"), is a wholly-owned subsidiary of America West Holdings Corporation ("Holdings"), a Delaware corporation. Holdings' primary business activity is ownership of all the capital stock of AWA, the ninth largest commercial airline carrier in the United States serving 59 destinations in the U.S., Canada and Mexico.

    (a) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days and less than one year. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

    (b) EXPENDABLE SPARE PARTS AND SUPPLIES

    Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

    (c) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 1999, 1998 and 1997 was $6.1 million, $4.9 million and $600,000, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

    The estimated useful lives for AWA's ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of AWA's owned aircraft, jet engines, flight equipment and rotable parts range from five to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

    Effective October 1, 1998, AWA extended the estimated depreciable service lives of certain owned Boeing 737-200 aircraft which have been modified to meet the Federal Aviation Administration's ("FAA") Stage III noise reduction requirements. This change increased the average depreciable life by approximately four years and reduced depreciation expense in 1999 and 1998 by approximately $8.0 million and $2.0 million, respectively.

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

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


    (f) REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
        ASSETS

    Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1999, 1998 and 1997 was $131.9 million, $112.0 million and $92.1 million, respectively. In accordance with SFAS No. 121, AWA assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

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

    (h) DEFERRED CREDIT-OPERATING LEASES

    Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1999 and 1998, the unamortized balance of the deferred credit was $72.2 million and $78.6 million, respectively.

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

    (j) ADVERTISING COSTS

    AWA expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $14.4 million, $16.2 million and $25.8 million, respectively.

    (k) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

    (l) NEW ACCOUNTING STANDARDS

    In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"), a hedge of the exposure to variable cash flows of a forecasted transaction ("cash flow hedge"), or a hedge of the foreign currency exposure ("foreign currency hedge") of a net investment in a foreign operation or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In accounting for a fair value hedge, the derivative hedging instrument will be measured at fair value with the mark to fair value being recorded in earnings. In a cash flow hedge, the derivative hedging instrument will

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


be measured at fair value with the effective portion of the gains or losses on the derivative hedging instrument initially being reported in other comprehensive income. In June 1999 the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. AWA will adopt SFAS No. 133 in 2001. SFAS No. 133 is not expected to have a material effect on AWA's results of operations or financial position.

    (m)  USE OF ESTIMATES

    Management of AWA has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (n) RECLASSIFICATION

    Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

2.       LONG-TERM DEBT

    Long-term debt at December 31 consists of the following:

                                                                                  1999         1998
                                                                                --------      --------
                                                                                    (IN THOUSANDS)
SECURED
Notes payable, primarily fixed interest rates of
   10.75% to 10.79%, averaging 10.78%, installments due 2000 through 2008.      $ 87,245      $164,478
                                                                                --------      --------

UNSECURED
10 3/4% Senior Unsecured Notes, face amount of $50 million, interest
   only payments until due in 2005 (a) ...................................        48,820        48,612
Notes payable, interest rates of 90-day LIBOR +1.25%, averaging
   7.44%, installments due through 2000 ..................................        35,000        45,500
Industrial development bonds, face amount of $29.3 million, fixed interest
    rate of 6.3% due 2023 (b) ............................................        29,008        28,995
Other ....................................................................           266           760
                                                                                --------      --------
                                                                                 113,094       123,867
                                                                                ----------------------
Total long-term debt .....................................................       200,339       288,345
Less:  current maturities ................................................        45,171        80,439
                                                                                --------      --------
                                                                                $155,168      $207,906
                                                                                ======================

(a) The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of AWA on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

SEPTEMBER 1,                   PERCENTAGE
                               ----------
2000 .................          105.375%
2001 .................          103.583%
2002 .................          101.792%
2003 and thereafter ..          100.000%

(b) The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices; 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter.

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Secured financings totaling $87.2 million are collateralized by assets, primarily aircraft and engines, with a net book value of $141.9 million at December 31, 1999.

    At December 31, 1999, the estimated maturities of long-term debt are as follows:

                      (IN
                   THOUSANDS)
                   ---------
2000 ........      $ 45,171
2001 ........         9,847
2002 ........         9,674
2003 ........         9,674
2004 ........         8,989
Thereafter ..       116,984
                   --------
                   $200,339

    In December 1999 AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term. This facility replaced AWA's $100 million revolving credit facility which was entered into in December 1997. Borrowings under this credit facility will accrue interest at either the "base rate" (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the "adjusted eurodollar rate" (LIBOR rate adjusted for certain reserve requirements in respect to "Eurodollar liabilities") plus the applicable margin based on Moody's rating of AWA's senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 1999, $109.2 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of December 31, 1999.

    Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which AWA was in compliance at December 31, 1999.

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

    WARRANTS

    On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants were exercisable by the holders any time before August 25, 1999 and
10.4 million shares of Class B Common Stock were reserved for the exercise of these warrants. As part of the holding company formation transaction, the AWA warrants became rights to acquire shares of Holdings Class B Common Stock. AWA made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable to Holdings due December 31, 2005 with an interest rate of 11%. Subsequently, Holdings made a capital contribution to AWA by issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%. AWA has the right on December 31, 2005 to repay all or a portion of the then outstanding principal balance of its note payable by offsetting by an equal amount the then outstanding principal balance of its note receivable and thus, these notes have been offset in the accompanying financial statements in accordance with applicable accounting standards.

    As of December 31, 1999, approximately 7.4 million warrants have been repurchased by AWA for approximately $51.0 million and 2,621,208 warrants have been exercised at $12.74 per share. The balance of unexercised warrants expired and were cancelled on August 25, 1999.

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


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

4. EMPLOYEE BENEFIT PLAN

    AWA has a 401(k) defined contribution plan, covering essentially all employees of AWA. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $10,000 in 1999. AWA's matching contribution is determined annually by the Board of Directors. AWA's contribution expense to the plan totaled $7.4 million, $6.8 million and $6.1 million in 1999, 1998 and 1997, respectively.

5. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash Equivalents, Short-term Investments and Receivables

    The carrying amount approximates fair value because of the short-term nature of these instruments.

    Investment in Equity Securities

    As of December 31, 1999, AWA owned 294,109 shares of Priceline common stock, which was classified as trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The estimated fair value of this investment at that date was approximately $13.9 million based on the quoted market price of Priceline common stock. An unrealized holding gain of $11.9 million related to the Priceline shares was included in earnings in 1999. AWA sold all 294,109 shares of Priceline for approximately $15.1 million in January 2000.

    Long-term Debt

    At December 31, 1999 and 1998, the fair value of long-term debt was approximately $199 million and $292 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

(b) FUEL PRICE RISK MANAGEMENT

    Under its fuel hedging program, AWA may enter into certain hedging transactions with approved counterparties for a period generally not exceeding twelve months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 1999, AWA had entered into fixed price swap and costless collar transactions hedging approximately 14% of its projected 2000 fuel requirements.

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

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


6. INCOME TAXES

    AWA recorded income tax expense as follows:

                                                YEAR ENDED DECEMBER
                                          1999         1998         1997
                                         -------      -------      -------
                                                  (IN THOUSANDS)
Current Taxes:
   Federal ........................      $22,983      $29,322      $ 2,622
   State ..........................        3,161        4,959        3,277
                                         -------      -------      -------
         Total current taxes ......       26,144       34,281        5,899
                                         -------      -------      -------
Deferred taxes ....................       58,208       47,260           --
                                         -------      -------      -------
Income taxes attributable to
   reorganization items and other .           --           --       59,444
                                         -------      -------      -------
Total income tax expense ..........      $84,352      $81,541      $65,343
                                         -------      -------      -------

    AWA's emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses and state income taxes that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, AWA's actual cash income tax liability (i.e., current income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce AWA's actual income tax liability. In 1997 the excess of financial expense over AWA's current income tax liability was applied to reduce the balance of AWA's reorganization value in excess of amounts allocable to identifiable assets.

    Income tax expense differs from amounts computed at the federal statutory income tax rate as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                   1999         1998         1997
                                                  -------      -------      -------
                                                           (IN THOUSANDS)
Income tax expense at U.S. statutory rate ..       $70,341      $64,595      $49,236
State income taxes, net of federal income
   tax benefit .............................         6,418        7,431        5,967
Nondeductible amortization of
   reorganization value in excess of
   amounts allocable to identifiable
   assets ..................................        6,964        6,964        8,322
Other, net .................................          629        2,551        1,818
                                                  -------      -------      -------
   Total ...................................      $84,352      $81,541      $65,343
                                                  =======      =======      =======

    As of December 31, 1999, AWA has available net operating loss carryforwards ("NOL"), business tax credit carryforwards and alternative minimum tax credit carryforwards for federal income tax purposes of approximately $180.6 million, $12.4 million and $566,000, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 2000 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA's reorganization in 1994, AWA's ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

    COMPOSITION OF DEFERRED TAX ITEMS:

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of AWA's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                                                  1999             1998
                                                                                ---------        ---------
                                                                                     (IN THOUSANDS)
       Deferred income tax liabilities
           Property and equipment, principally
           depreciation and "fresh start"
              differences.............................................          $(101,666)       $(131,518)
           Other......................................................             (5,331)              --
                                                                                ---------        ---------
              Total deferred tax liabilities..........................          $(106,997)       $(131,518)
                                                                                ---------        ---------
       Deferred tax assets
           Aircraft leases............................................             18,718           23,951
           Frequent flyer accrual.....................................              4,790            6,541
           Net operating loss carryforwards...........................             68,301           91,587
           Tax credit carryforwards...................................             12,968           13,272
           Other......................................................                  -           52,155
                                                                                ---------        ---------
              Total deferred tax assets...............................            104,777          187,506
                                                                                ---------        ---------
            Valuation allowance.......................................            (28,548)         (28,548)
                                                                                ---------        ---------
                  Net deferred tax asset (liability)..................          $ (30,768)       $  27,440
                                                                                =========        =========

    Statement of Financial Accounting Standards ("SFAS"), No. 109, Accounting for Income Taxes requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. The valuation allowance of $28.5 million is necessary because at this time AWA has not determined it is more likely than not that the balance of the deferred tax assets will be fully realized. AWA continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, AWA were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

7. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1999         1998         1997
                                                              -------      -------      -------
                                                                        (IN THOUSANDS)
Non-cash transactions:
    Notes payable issued for equipment purchase deposits      $35,000      $45,500      $10,500
    Notes payable canceled under the aircraft
        purchase agreement .............................       45,500       12,596       36,019
Cash transactions:
    Interest paid, net of amounts capitalized ..........       19,920       22,184       30,830
    Income taxes paid ..................................        3,677       20,963          205


8. INVESTMENTS IN DEBT SECURITIES

    Cash equivalents and short-term investments as of December 31 are classified as follows:

                                                                        1999          1998
                                                                      --------      --------
                                                                          (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies .............................      $     --      $ 52,393
Corporate notes ................................................        65,169        82,195
Money Market Funds .............................................        47,507           131
Other debt securities ..........................................         8,486            --
                                                                      --------      --------
               Total cash equivalents and short-term investments      $121,162      $134,719
                                                                      ========      ========

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

9.   COMMITMENTS AND CONTINGENCIES

    (a) LEASES

    As of December 31, 1999, AWA had 112 aircraft under operating leases with remaining terms ranging from one year to approximately 21 years. AWA has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments and provide the aircraft lessors with the option during the lease term to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. AWA also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

    At December 31, 1999, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

              (IN THOUSANDS)
              --------------
2000 .......    $  343,035
2001 .......       313,082
2002 .......       281,830
2003 .......       226,390
2004 .......       181,322
Thereafter..     1,357,708
                ----------
                $2,703,367
                ----------

    Rent expense (excluding landing fees) was approximately $365 million, $330 million and $308 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    Collectively, the operating lease agreements require security deposits with lessors of $26.3 million and bank letters of credit of $18.5 million. The letters of credit are collateralized by $18.5 million of restricted cash as of December 31, 1999.

    (b) REVENUE BONDS

    In June 1999 Series 1999 special facility revenue bonds ("new bonds") were issued by a municipality to fund the retirement of the Series 1994A bonds ("old bonds") and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA's strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter.

    (c) AIRCRAFT ACQUISITIONS

    At December 31, 1999, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, 12 Airbus A319-100 and 15 Airbus A320-200 aircraft with delivery through 2004 at a net cost of approximately $1.6 billion. The agreement also includes options to purchase an additional 25 A320 family aircraft during 2004 through 2006 and purchase rights for an additional 25 A320 series aircraft for delivery in 2007 to 2008.

    AWA has an agreement with International Aero Engines ("IAE") which provides for the purchase by AWA of 12 new V2500-A5 spare engines scheduled for delivery from 1998 through 2000 for use on certain of the A320 fleet. At December 31, 1999, five of the engines had been delivered. The seven remaining engines have an estimated aggregate cost of $30 million.

    The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

        (IN THOUSANDS)
        --------------
2000      $356,467
2001       212,910
2002       193,006
          --------
          $762,383
          --------

    In September 1999 America West Airlines 1999-1 Pass Through Trusts issued $253.8 million of Pass Through Trust Certificates in connection with the financing of five Airbus A319 aircraft and five Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by Holdings and AWA. The combined effective interest rate on the financing is 8.22%. Four A319 and four A320 aircraft that are the subject of this financing were delivered in 1999. The remaining two aircraft were delivered in February 2000.

    (d) SALE/LEASEBACK TRANSACTION

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

    (e) FAA SETTLEMENT

    In July 1998 AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA did not admit any wrongdoing, has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. In July 1999, the FAA determined that AWA has complied with the terms of the settlement agreement and waived an additional civil penalty of $2.5 million which could have been assessed under the agreement.

    (f) CONTINGENT LEGAL OBLIGATIONS

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

10.  ADVANCES TO PARENT COMPANY AND AFFILIATE

    As of December 31, 1999, AWA had net advances to Holdings of $232.3 million. In addition, AWA had net advances of $16.0 million to TLC, a wholly owned subsidiary of Holdings.

11.  RELATED PARTY TRANSACTIONS

    In March 1997 AWA purchased 1.91 million of its publicly traded warrants from TPG Partners, L.P. and certain of its affiliates for approximately $13.3 million. TPG is an investment firm that controls approximately 52% of the total voting power of Holdings.

    AWA has entered into various aircraft leasing arrangements with AerFi Group plc ("AerFi"), formerly GPA Group plc, at terms comparable to those obtained from third parties for similar transactions. William A. Franke, the Company's Chairman, President and CEO, is a director and, indirectly, a minor shareholder of AerFi. In addition, an affiliate of TPG purchased a large minority stake in AerFi in November 1998 and has three representatives serving on AerFi's five-member Board of Directors. AWA currently leases four aircraft from AerFi and the rental payments for such leases amounted to $14.8 million, $19.2 million and $31.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, AWA was obligated to pay approximately $191.8 million under the AerFi leases which expire at various dates through the year 2013.

    In June 1997 America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to AWA. Under the arrangements, the financial benefits of the transactions are shared among AWA, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of AerFi, the original lessees under the restructured leases. As a result of the refinancing, AerFi, the AerFi Subs and AWA also entered into a Put Termination Agreement which terminated arrangements with AerFi pursuant to which AerFi could cause AWA to lease up to four additional aircraft prior to June 30, 1999. Pursuant to the Put Termination Agreement, AWA is obligated to make certain payments to the AerFi Subs. The payments due to the AerFi Subs under the Put Termination Agreement were approximately $1.9 million for each of the years 1999, 1998 and 1997.

    As part of AWA's reorganization in 1994, Continental Airlines made an investment in AWA, and AWA entered into an alliance agreement related to code-sharing arrangements and ground handling operations. AWA paid Continental approximately $31.7 million, $27.8 million and $25.2 million and also received approximately $24.5 million, $20.5 million and $13.4 million in 1999, 1998 and 1997, respectively, from Continental pursuant to these agreements.

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

    Mr. John F. Fraser, chairman of the board of Air Canada, served as a director of AWA until May 20, 1998. AWA has a maintenance contract with Air Canada on terms comparable to those obtained from third parties for similar transactions. AWA's payments under the maintenance contract were $17.3 million, $9.4 million and $5.9 million in 1999, 1998 and 1997, respectively.

    AWA provides air transportation and certain administrative services to The Leisure Company, a wholly owned subsidiary of Holdings that was formed on January 1, 1998. The cost of air transportation and administrative services are negotiated on an arms length basis. In 1999 and 1998 AWA had net air transportation sales to TLC of $54.8 million and $61.6 million, respectively, and received $1.6 million and $1.9 million, respectively, under the services agreement.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1999 and 1998 follows (in thousands of dollars):

                                  1ST             2ND             3RD             4TH
                                QUARTER         QUARTER         QUARTER         QUARTER
                                -------         -------         -------         -------
             1999
Operating revenues ........    $ 506,462       $ 554,193       $ 533,894       $ 552,406
Operating income ..........       48,889          74,059          38,848          36,105
Nonoperating expense, net..       (4,098)           (164)         (2,702)         10,037
Income tax expense ........      (19,885)        (32,351)        (14,831)        (17,285)
Net income ................       24,906          41,544          21,315          28,857(1)

                                  1ST             2ND             3RD             4TH
                                QUARTER         QUARTER         QUARTER         QUARTER
                                -------         -------         -------         -------
             1998
Operating revenues ........    $ 470,953       $ 519,489       $ 485,424       $ 492,848
Operating income ..........       47,823          73,792          41,447          34,784
Nonoperating expense, net..       (4,891)         (2,222)         (2,076)         (4,100)
Income tax expense ........      (18,540)        (31,381)        (20,078)        (11,542)
Net income ................       24,392          40,189          19,293          19,142

    (1) Includes an $11.9 million pretax unrealized gain on the Company's investment in Priceline common stock and $2.5 million of revenue related to additional Priceline warrants granted to AWA in November 1999.

13.  SEGMENT DISCLOSURES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information respecting continuing directors and nominees of the Company is set forth under the caption "Election of Directors" in Holdings' Proxy Statement relating to its 2000 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of Holdings is set forth at Part I of this Report.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS.

    The following financial statements and the Independent Auditors' Reports are filed in Part II, Item 8A and 8B of this report on the pages indicated:

    America West Holdings Corporation

                  Independent Auditors' Report - page 31.

                  Consolidated Balance Sheets - December 31, 1999 and 1998 - page 32.

                  Consolidated Statements of Income-Years ended December 31, 1999, 1998 and 1997 - page 33.

                  Consolidated Statements of Cash Flows-Years ended December 31, 1999, 1998 and 1997 - page 34.

                  Consolidated Statements of Stockholders' Equity-Years ended December 31, 1999, 1998 and 1997 page 35.

                  Notes to Consolidated Financial Statements - page 36.

   America West Airlines. Inc.

                  Independent Auditors' Report - page 52.

                  Balance Sheets - December 31, 1999 and 1998 - page 53.

                  Statements of Income - Years ended December 31, 1999, 1998 and 1997 - page 54.

                  Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997 - page 55.

                  Statements of Stockholder's Equity - Years ended December 31, 1999, 1998 and 1997 - page 56.

                  Notes to Financial Statements - page 57.

    (b)           REPORTS ON FORM 8-K

    None.

    (c)           EXHIBITS

    EXHIBIT
    NUMBER        TITLE
    ------        -----
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


         4.14 Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass
                  Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and
                  1999-1C-O and the issuance of 7.93% Initial Pass Through
                  Certificates Series 1999-1G-S and 1999-1G-O, and 8.54% Initial
                  Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, and
                  7.93% Exchange Pass Through Certificates, Series 1999-1G-S and
                  1999-1G-O, and 8.54% Exchange Pass Through Certificates,
                  Series 1999-1C-S and 1999-1C-O - Incorporated by reference to
                  AWA's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999.

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

         10.20(1) Amended and Restated V2500 Support Contract dated as of
                  October 7, 1998 between AWA and IAE International Aero Engines
                  AG and Side Letters Nos. 1 and 2 thereto - Incorporated by reference to Exhibit 10.20 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

         +10.21   Amended and Restated America West 1994 Incentive Equity Plan -
                  Incorporated by reference to Exhibit 10.21 to AWA's Annual
                  Report on Form 10-K for the year ended December 31, 1998.

         +10.23   Employment Agreement dated as of February 17, 1998 among
                  Holdings, AWA, The Leisure Company and William A. Franke -
                  Incorporated by reference to Exhibit 10.23 to AWA's Annual
                  Report on Form 10-K for the year ended December 31, 1998.

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

         10.31 Amendment No. 1 to Code Sharing Agreement dated June 29, 1994 between AWA and Continental Airlines, Inc. - Incorporated by reference to Exhibit 10.31 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

         10.32(1) Amendment No. 2 dated as of December 9, 1998 to the A319/A320
                  Purchase Agreement between AVSA S.A.R.L. and AWA -
                  Incorporated by reference to Exhibit 10.32 to AWA's Annual
                  Report on Form 10-K for the year ended December 31, 1998.

         10.33    Amendment to Employment Agreement, dated as of January 15,
                  1999 among Holdings, AWA, The Leisure Company and William A.
                  Franke - Incorporated by reference to Exhibit 10.33 to AWA's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998.

         10.34    Second Amendment to Airport Use Agreement dated as of August
                  25, 1995 - Incorporated by reference to Exhibit 10.34 to AWA's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998.

         10.35    Indenture of Trust dated as of June 1, 1999 from The
                  Industrial Development Authority of the City of Phoenix,
                  Arizona to Bank One Arizona, N.A. - Incorporated by reference to Exhibit 10.35 to AWA's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

         *10.36(1) Amendment No. 3, dated October 14, 1999, to the A319/320
                  Purchase Agreement dated September 12, 1997 between AVSA,
                  S.A.R.L. and America West and Letter Agreement Nos. 1 - 8 thereto.

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

                  (d)      FINANCIAL STATEMENT SCHEDULES.

                  America West Holdings Corporation

                           Independent Auditors' Report on Schedule and Consent
                           - page 75.

                           Schedule II: Valuation and Qualifying Accounts - page 76.

                  America West Airlines, Inc.

                           Independent Auditors' Report on Schedule - page 77.

                           Schedule II: Valuation and Qualifying Accounts - page 78.

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

                                         AMERICA WEST HOLDINGS CORPORATION

Date: March 29, 2000                     By:  /s/ William A. Franke
                                              ----------------------------------
                                              William A. Franke,
                                              Chairman of the Board and
                                              Chief Executive Officer

                                POWER OF ATTORNEY

    We, the undersigned, directors and officers of America West Holdings Corporation, do hereby severally constitute and appoint William A. Franke, W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

         SIGNATURE                                       TITLE
         ---------                                       -----
          /s/ William A. Franke      Chairman of the Board and Chief Executive Officer
     ------------------------------
              William A. Franke      (Principal Executive Officer)

          /s/ W. Douglas Parker      Executive Vice President and Director
     ------------------------------
              W. Douglas Parker      (Principal Financial and Accounting Officer)

          /s/ Gilbert D. Mook.       Executive Vice President and Director
     ------------------------------
              Gilbert D. Mook

          /s/ John L. Goolsby        Director
     ------------------------------
              John L. Goolsby

          /s/ Walter T. Klenz        Director
     ------------------------------
              Walter T. Klenz

          /s/ Richard C. Kraemer     Director
     ------------------------------
              Richard C. Kraemer

          /s/ Robert J. Miller       Director
     ------------------------------
              Robert J. Miller

          /s/ Denise M. O'Leary      Director
     ------------------------------
              Denise M. O'Leary

          /s/ Richard P. Schifter    Director
     ------------------------------
              Richard P. Schifter

          /s/ Jeffrey A. Shaw        Director
     ------------------------------
              Jeffrey A. Shaw

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

Date: March 29, 2000                    By: /s/ William A. Franke
                                            ------------------------------------
                                                William A. Franke,
                                                Chairman of the Board and Chief
                                                Executive Officer

                                POWER OF ATTORNEY

    We, the undersigned, directors and officers of America West Airlines, Inc., do hereby severally constitute and appoint William A. Franke, W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

           SIGNATURE                                          TITLE
           ---------                                          -----
       /s/ William A. Franke            Chairman of the Board and Chief Executive Officer
   -------------------------------
           William A. Franke            (Principal Executive Officer)

       /s/ W. Douglas Parker            Executive Vice President and Director
   -------------------------------
           W. Douglas Parker            (Principal Financial Officer)

       /s/ Gilbert D. Mook              Executive Vice President, Chief Operating Officer and Director
   -------------------------------
           Gilbert D. Mook

       /s/ Michael R. Carreon           Vice President and Controller
   -------------------------------
           Michael R. Carreon           (Principal Accounting Officer)

       /s/ John L. Goolsby              Director
   -------------------------------
           John L. Goolsby

       /s/ Walter T. Klenz              Director
   -------------------------------
           Walter T. Klenz

       /s/ Richard C. Kraemer           Director
   -------------------------------
           Richard C. Kraemer

       /s/ Robert J. Miller             Director
   -------------------------------
           Robert J. Miller

       /s/ Denise M. O'Leary            Director
   -------------------------------
           Denise M. O'Leary

       /s/ Richard P. Schifter          Director
   -------------------------------
           Richard P. Schifter

       /s/ Jeffrey A. Shaw              Director
   -------------------------------
           Jeffrey A. Shaw

        /s/John F. Tierney              Director
   -------------------------------
           John F. Tierney

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
AMERICA WEST HOLDINGS CORPORATION:

    The audits referred to in our report dated March 29, 2000, included the related consolidated financial statement schedule as listed in Item 14(d) for the years ended December 31, 1999, 1998 and 1997, included herein. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    We consent to incorporation by reference in the Registration Statements (Form S-8 No. 33-60555), (Form S-8 No. 333-26935), (Form S-8 No. 333-94361),
(Form S-3 No. 333-51107) and (Form S-3 No. 333-02129) of America West Holdings Corporation of our report dated March 29, 2000, relating to the consolidated balance sheets of America West Holdings Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999 and the related consolidated financial statement schedule, which report appears in the December 31, 1999, annual report on Form 10-K of America West Holdings Corporation.

                                                                        KPMG LLP

Phoenix, Arizona
March 29, 2000

                        AMERICA WEST HOLDINGS CORPORATION
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                    BALANCE AT                            BALANCE
                                    BEGINNING                              AT END
        DESCRIPTION                 OF PERIOD   ADDITIONS   DEDUCTIONS   OF PERIOD
-----------------------------       ---------   ---------   ----------   ---------
Allowance for doubtful
  receivables:
    Year ended December 31, 1999      $3,545      $3,188      $4,280      $2,453
                                      ======      ======      ======      ======
    Year ended December 31, 1998      $3,850      $3,412      $3,717      $3,545
                                      ======      ======      ======      ======
    Year ended December 31, 1997      $3,091      $3,000      $2,241      $3,850
                                      ======      ======      ======      ======

Allowance for obsolescence:
    Year ended December 31, 1999      $4,112      $1,642      $  142      $5,612
                                      ======      ======      ======      ======
    Year ended December 31, 1998      $2,495      $1,699      $   82      $4,112
                                      ======      ======      ======      ======
    Year ended December 31, 1997      $1,713      $1,159      $  377      $2,495
                                      ======      ======      ======      ======

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDER
AMERICA WEST AIRLINES, INC.:

    The audits referred to in our report dated March 29, 2000, included the related financial statement schedule as listed in Item 14(d) for the years ended December 31, 1999, 1998 and 1997, included herein. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Phoenix, Arizona
March 29, 2000

                           AMERICA WEST AIRLINES, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                     BALANCE AT                            BALANCE
                                     BEGINNING                             AT END
           DESCRIPTION               OF PERIOD    ADDITIONS  DEDUCTIONS   OF PERIOD
                                     ----------   ---------  ----------   ---------
Allowance for doubtful receivables:
    Year ended December 31, 1999      $3,268      $3,000      $4,263      $2,005
                                      ======      ======      ======      ======
    Year ended December 31, 1998      $3,850      $3,000      $3,582      $3,268
                                      ======      ======      ======      ======
    Year ended December 31, 1997      $3,091      $3,000      $2,241      $3,850
                                      ======      ======      ======      ======
Allowance for obsolescence:
    Year ended December 31, 1999      $4,112      $1,642      $  142      $5,612
                                      ======      ======      ======      ======
    Year ended December 31, 1998      $2,495      $1,699      $   82      $4,112
                                      ======      ======      ======      ======
    Year ended December 31, 1997      $1,713      $1,159      $  377      $2,495
                                      ======      ======      ======      ======

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            TITLE
------            -----
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

         4.14 Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass
                  Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and
                  1999-1C-O and the issuance of 7.93% Initial Pass Through
                  Certificates Series 1999-1G-S and 1999-1G-O, and 8.54% Initial
                  Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, and
                  7.93% Exchange Pass Through Certificates, Series 1999-1G-S and
                  1999-1G-O, and 8.54% Exchange Pass Through Certificates,
                  Series 1999-1C-S and 1999-1C-O - Incorporated by reference to
                  AWA's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999.

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

         10.20(1) Amended and Restated V2500 Support Contract dated as of
                  October 7, 1998 between AWA and IAE International Aero Engines
                  AG and Side Letters Nos. 1 and 2 thereto - Incorporated by reference to Exhibit 10.20 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

         +10.21   Amended and Restated America West 1994 Incentive Equity Plan -
                  Incorporated by reference to Exhibit 10.21 to AWA's Annual
                  Report on Form 10-K for the year ended December 31, 1998.

         +10.23   Employment Agreement dated as of February 15, 1998 among
                  Holdings, AWA, The Leisure Company and William A. Franke -
                  Incorporated by reference to Exhibit 10.23 to AWA's Annual
                  Report on Form 10-K for the year ended December 31, 1998.

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

         10.31 Amendment No. 1 to Code Sharing Agreement dated June 29, 1994 between AWA and Continental Airlines, Inc. - Incorporated by reference to Exhibit 10.31 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

         10.32(1) Amendment No. 2 dated as of December 9, 1998 to the A319/A320
                  Purchase Agreement between AVSA S.A.R.L. and AWA -
                  Incorporated by reference to Exhibit 10.32 to AWA's Annual
                  Report on Form 10-K for the year ended December 31, 1998.

         10.33    Amendment to Employment Agreement, dated as of January 15,
                  1999 among Holdings, AWA, The Leisure Company and William A.
                  Franke - Incorporated by reference to Exhibit 10.33 to AWA's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998.

         10.34    Second Amendment to Airport Use Agreement dated as of August
                  25, 1995 - Incorporated by reference to Exhibit 10.34 to AWA's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998.

         10.35    Indenture of Trust dated as of June 1, 1999 from The
                  Industrial Development Authority of the City of Phoenix,
                  Arizona to Bank One Arizona, N.A. - Incorporated by reference to Exhibit 10.35 to AWA's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

        *10.36(1) Amendment No. 3, dated October 14, 1999, to the A319/320
                  Purchase Agreement dated September 12, 1997 between AVSA,
                  S.A.R.L. and America West and Letter Agreement Nos. 1 - 8 thereto.

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