Form 10-Q
period 2000-03-31
AMERICA WEST HOLDINGS CORP
filed 2000-05-15
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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

YES   XX      NO

THE COMPANY HAS 1,100,000 SHARES OF CLASS A COMMON STOCK AND 35,215,126 SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF APRIL 30, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                             MARCH 31,    DECEMBER 31,
                                                                2000         1999
                                                             ----------   ----------
                        ASSETS                               (UNAUDITED)

Current assets:
    Cash and cash equivalents ............................   $  124,437   $  112,174
    Short-term investments ...............................           --       15,617
    Accounts receivable, net .............................      198,080      118,076
    Expendable spare parts and supplies, net .............       46,805       49,327
    Prepaid expenses .....................................       77,431       42,809
                                                             ----------   ----------

        Total current assets .............................      446,753      338,003
                                                             ----------   ----------

Property and equipment:
    Flight equipment .....................................      818,188      801,541
    Other property and equipment .........................      213,181      208,961
    Equipment purchase deposits ..........................       86,399       79,399
                                                             ----------   ----------
                                                              1,117,768    1,089,901
    Less accumulated depreciation and amortization .......      398,704      382,187
                                                             ----------   ----------

         Net property and equipment ......................      719,064      707,714
                                                             ----------   ----------

Other assets:
    Restricted cash ......................................       32,864       35,579
    Reorganization value in excess of amounts allocable to
        identifiable assets, net .........................      309,901      315,275
    Other assets, net ....................................       93,688      110,583
                                                             ----------   ----------

        Total other assets ...............................      436,453      461,437
                                                             ----------   ----------
                                                             $1,602,270   $1,507,154
                                                             ==========   ==========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                          MARCH 31,     DECEMBER 31,
                                                                            2000           1999
                                                                         -----------    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY               (UNAUDITED)

Current liabilities:
    Current maturities of long-term debt .............................   $    52,060    $    45,171
    Accounts payable .................................................       146,747        149,816
    Air traffic liability ............................................       278,684        192,799
    Accrued compensation and vacation benefits .......................        34,680         49,865
    Accrued taxes ....................................................        26,546         23,158
    Other accrued liabilities ........................................        47,085         38,030
                                                                         -----------    -----------

        Total current liabilities ....................................       585,802        498,839
                                                                         -----------    -----------

Long-term debt, less current maturities ..............................       150,871        155,168

Deferred credits and other liabilities ...............................       101,787        106,989

Deferred tax liability, net ..........................................        31,989         31,989

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued .....................................            --             --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,100,000 shares at
        March 31, 2000 and December 31, 1999 .........................            11             11
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued 48,772,253 shares at March 31, 2000
        and 48,561,916 shares at December 31, 1999 ...................           488            486
    Additional paid-in capital .......................................       601,826        599,078
    Retained earnings ................................................       387,696        373,067
                                                                         -----------    -----------
                                                                             990,021        972,642

    Less: Cost of Class B Common Stock in treasury, 13,372,295
        shares in 2000 and 13,384,795 shares in 1999 .................      (258,200)      (258,473)
                                                                         -----------    -----------

        Total stockholders' equity ...................................       731,821        714,169
                                                                         -----------    -----------
                                                                         $ 1,602,270    $ 1,507,154
                                                                         ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           2000         1999
                                                         ---------    ---------
Operating revenues:
    Passenger ........................................   $ 515,067    $ 478,622
    Cargo ............................................       9,935       10,728
    TLC net revenues .................................      17,992       13,271
    Other ............................................      19,898       17,005
                                                         ---------    ---------

        Total operating revenues .....................     562,892      519,626
                                                         ---------    ---------

Operating expenses:
    Salaries and related costs .......................     131,373      118,061
    Aircraft rents ...................................      79,171       65,525
    Other rents and landing fees .....................      30,180       29,261
    Aircraft fuel ....................................      75,692       44,363
    Agency commissions ...............................      22,470       29,692
    Aircraft maintenance materials and repairs .......      63,082       48,686
    Depreciation and amortization ....................      13,000       11,675
    Amortization of excess reorganization value ......       4,974        4,974
    TLC expenses .....................................      17,645       10,460
    Other ............................................     114,275      106,214
                                                         ---------    ---------

        Total operating expenses .....................     551,862      468,911
                                                         ---------    ---------

Operating income .....................................      11,030       50,715
                                                         ---------    ---------

Nonoperating income (expenses):
    Interest income ..................................       2,342        2,902
    Interest expense, net ............................      (3,993)      (6,262)
    Gain on sale of investment .......................      15,515           --
    Other, net .......................................       1,137         (618)
                                                         ---------    ---------

        Total nonoperating income (expenses), net ....      15,001       (3,978)
                                                         ---------    ---------

Income before income taxes ...........................      26,031       46,737
                                                         ---------    ---------

Income taxes .........................................      11,402       20,798
                                                         ---------    ---------

Net income ...........................................   $  14,629    $  25,939
                                                         =========    =========

Earnings per share:
    Basic ............................................   $    0.40    $    0.67
                                                         =========    =========
    Diluted ..........................................   $    0.40    $    0.63
                                                         =========    =========
Shares used for computation:
    Basic ............................................      36,310       38,996
                                                         =========    =========
    Diluted ..........................................      36,955       41,116
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2000         1999
                                                              ---------    ---------

Net cash provided by operating activities .................   $  45,945    $  75,723

Cash flows from investing activities:
    Purchases of property and equipment ...................     (48,172)     (43,292)
    Sales of short-term investments .......................      15,617       18,199
    Equipment purchase deposits and other .................         580        3,520
                                                              ---------    ---------
        Net cash used in investing activities .............     (31,975)     (21,573)
                                                              ---------    ---------

Cash flows from financing activities:
    Repayment of debt .....................................      (4,472)      (9,883)
    Proceeds from issuance of debt ........................          --       94,274
    Repurchase of common stock and AWA warrants ...........          --       (4,730)
    Other .................................................       2,765          387
                                                              ---------    ---------
        Net cash provided by (used in) financing activities      (1,707)      80,048
                                                              ---------    ---------

Net increase in cash and cash equivalents .................      12,263      134,198
                                                              ---------    ---------

Cash and cash equivalents at beginning of period ..........     112,174      108,360
                                                              ---------    ---------

Cash and cash equivalents at end of period ................   $ 124,437    $ 242,558
                                                              =========    =========

Cash, cash equivalents and short-term investments at end
     of period ............................................   $ 124,437    $ 251,844
                                                              =========    =========

Cash paid for:
    Interest, net of amounts capitalized ..................   $   6,628    $   7,444
                                                              =========    =========
    Income taxes ..........................................   $   1,458    $  17,903
                                                              =========    =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits ..   $  14,000    $   3,500
                                                              =========    =========
    Notes payable canceled under the aircraft
         purchase agreement ...............................   $   7,000    $      --
                                                              =========    =========




     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.    BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation ("Holdings" or the "Company") and its wholly-owned subsidiaries, America West Airlines, Inc. ("AWA"), and The Leisure Company ("TLC"). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.    EARNINGS PER SHARE ("EPS")

         The following table presents the computation of basic and diluted EPS.

                                                              THREE MONTHS ENDED MARCH 31,
                                                              2000                  1999
                                                           -----------           -----------
                                                     (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE

Income applicable to common stock ..............           $    14,629           $    25,939
                                                           ===========           ===========

Weighted average common shares outstanding .....            36,310,167            38,996,277
                                                           ===========           ===========

Basic earnings per share .......................           $      0.40           $      0.67
                                                           ===========           ===========

DILUTED EARNINGS PER SHARE

Income applicable to common stock ..............           $    14,629           $    25,939
                                                           ===========           ===========

Share computation:
  Weighted average common shares outstanding ...            36,310,167            38,996,277
  Assumed exercise of stock options and in 1999,
        warrants ...............................               644,687             2,120,161
                                                           -----------           -----------
  Weighted average common shares
        outstanding as adjusted ................            36,954,854            41,116,438
                                                           ===========           ===========

Diluted earnings per share .....................           $      0.40           $      0.63
                                                           ===========           ===========


         For the three months ended March 31, 2000 and 1999, options for 3,158,447 and 1,608,383 shares, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the respective periods.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


3.    STOCK REPURCHASE PROGRAM

         In February 2000 the Company's Board of Directors approved the extension of the Company's stock repurchase program to provide for the repurchase of up to 3.0 million additional shares of Class B Common Stock, in open market or private transactions, by December 31, 2002. In April 2000 the Company repurchased 200,000 shares of Class B Common Stock for approximately $3.0 million.

4.    FLIGHT EQUIPMENT

         In the first quarter of 2000, AWA entered into aircraft lease arrangements for one new A319 aircraft and one new A320 aircraft, each with a lease term of 21 years. In addition, AWA entered into a lease arrangement for one used A320 aircraft with a lease term of seven years.

5.    SALE OF PRICELINE.COM WARRANTS

         In March 2000 AWA sold 500,000 warrants to purchase common stock of Priceline.com, Inc. ("Priceline") for approximately $18.0 million, resulting in a pretax gain of approximately $15.5 million.

6.    SEGMENT DISCLOSURES

         Segment reporting financial data as of and for the three months ended March 31, 2000 and 1999 follows (in thousands of dollars):

                                                                MARCH 31, 2000
                                          -----------------------------------------------------------
                                                                            OTHER/
                                              AWA            TLC        ELIMINATIONS(a)      TOTAL
                                          ----------      --------      ---------------    ----------
Operating revenue ..................      $  544,888      $ 17,992         $      12       $  562,892
Depreciation and amortization ......          13,000         1,111(b)             --           14,111
Amortization of reorganization value           4,974           400(b)             --            5,374
Operating income ...................          11,853           347            (1,170)          11,030
Capital expenditures ...............          47,078         1,094                --           48,172
Segment assets .....................       1,746,246       110,926          (254,902)       1,602,270

                                                                MARCH 31, 1999
                                          -----------------------------------------------------------
                                                                            OTHER/
                                              AWA            TLC        ELIMINATIONS(a)      TOTAL
                                          ----------      --------      ---------------    ----------
Operating revenue ..................      $  506,462      $13,271         $    (107)      $  519,626
Depreciation and amortization ......          11,675          430(b)             --           12,105
Amortization of reorganization value           4,974          399(b)             --            5,373
Operating income ...................          48,889        2,811              (985)          50,715
Capital expenditures ...............          43,159          133                --           43,292
Segment assets .....................       1,731,288       70,320          (127,425)       1,674,183


   (a) Amounts included in the "Other/Eliminations" column reflect the elimination of intercompany investments and transactions between AWA, Holdings and TLC.

   (b)   Included in TLC expenses in the Condensed Consolidated Statement of
         Income.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


7.    STRATEGIC ALLIANCE WITH BOOK4GOLF.COM

         In February 2000 TLC signed a letter of intent to sell America West Golf Vacations to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. Book4golf.com and TLC will form a post-acquisition strategic alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations. The consideration for the America West Golf Vacations acquisition will be common shares and share purchase warrants of Book4golf.com. The number of warrants will be based, in part, upon certain performance driven criteria in the future. The transaction is subject to, among other things, the completion of definitive agreements, the completion of due diligence by both parties, approval of the boards of directors of the parties and certain regulatory and other approvals.

8.    SUBSEQUENT EVENT

Sale of Retail Vacations Business

         In May 2000 Holdings announced the completion of the sale of a majority interest in TLC's retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLP. TLC received $52 million in cash and will retain a twelve percent passive ownership interest in the restructured venture.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings is the parent company of AWA and TLC. AWA is the ninth largest commercial airline carrier in the United States serving over 60 destinations in the U.S., Canada and Mexico. TLC arranges and sells leisure travel products that may include airfare, hotel accommodations, ground transportation and a variety of other travel options. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC.

RESULTS OF OPERATIONS

         Holdings' operations consist of two distinct lines of business for financial reporting purposes. Management believes that a discussion of each of these business lines is appropriate to obtain an understanding of the Company's results of operations.

SUMMARY

         Holdings earned consolidated net income of $14.6 million in the first quarter of 2000, a decrease of 43.6% from 1999's record first quarter consolidated net income of $25.9 million. The decline in earnings was due primarily to a 69% increase in year-over-year fuel price and operating difficulties experienced by AWA during the quarter. The first quarter 2000 results include a pretax gain of $15.5 million ($9.6 million after tax) from AWA's sale of Priceline.com warrants (see Note 5, "Sale of Priceline.com Warrants" in Notes to Condensed Consolidated Financial Statements). Diluted earnings per share for the first quarter of 2000 were $0.40 compared to $0.63 in last year's first quarter. Consolidated income tax expense for financial reporting purposes was $11.4 million for the 2000 first quarter compared to $20.8 million in the first quarter of 1999.

AWA

         The following discussion provides an analysis of AWA's results of operations for the first quarter of 2000 and material changes compared to the first quarter of 1999.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTH ENDED
                                                               MARCH 31,
                                                          2000            1999
                                                       ---------       ---------
Operating revenues:
    Passenger ...................................      $ 515,067       $ 478,622
    Cargo .......................................          9,935          10,728
    Other .......................................         19,886          17,112
                                                       ---------       ---------
        Total operating revenues ................        544,888         506,462
                                                       ---------       ---------

Operating expenses:
    Salaries and related costs ..................        130,680         117,555
    Aircraft rents ..............................         79,171          65,525
    Other rents and landing fees ................         30,180          29,261
    Aircraft fuel ...............................         75,692          44,363
    Agency commissions ..........................         22,470          29,692
    Aircraft maintenance materials and repairs ..         63,082          48,686
    Depreciation and amortization ...............         13,000          11,675
    Amortization of excess reorganization value .          4,974           4,974
    Other .......................................        113,786         105,842
                                                       ---------       ---------
        Total operating expenses ................        533,035         457,573
                                                       ---------       ---------

    Operating income ............................         11,853          48,889
                                                       ---------       ---------

Nonoperating income (expenses):
    Interest income .............................          4,341           4,513
    Interest expense, net .......................         (5,802)         (8,020)
    Gain on sale of investment ..................         15,515              --
    Other, net ..................................          1,422            (591)
                                                       ---------       ---------
        Total nonoperating income (expenses), net         15,476          (4,098)
                                                       ---------       ---------

Income before income taxes ......................      $  27,329       $  44,791
                                                       =========       =========

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



The table below sets forth selected operating data for AWA.

                                                       THREE MONTHS ENDED      PERCENT
                                                            MARCH 31,           CHANGE
                                                       2000         1999      2000 - 1999
                                                      -------      -------    -----------

Aircraft (end of period) .......................          125          112        11.6
Average daily aircraft utilization (hours) .....         11.1         11.9        (6.7)
Available seat miles (in millions) .............        6,489        6,298         3.0
Block hours (in thousands) .....................      124,964      119,634         4.5
Average stage length (miles) ...................          865          857         0.9
Average passenger journey (miles) ..............        1,301        1,283         1.4
Revenue passenger miles (in millions) ..........        4,326        4,030         7.3
Load factor (percent) ..........................         66.7         64.0         2.7 points
Passenger enplanements (in thousands) ..........        4,612        4,263         8.2
Yield per revenue passenger mile (cents) .......        11.91        11.88         0.3
Revenue per available seat mile:
   Passenger (cents) ...........................         7.94         7.60         4.5
   Total (cents) ...............................         8.40         8.04         4.5
Fuel consumption (gallons in millions) .........        100.7         99.5         1.2
Average fuel price (cents per gallon) ..........         75.2         44.6        68.6
Average number of full-time equivalent employees       11,854       11,092         6.9


The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                       THREE MONTHS ENDED      PERCENT
                                                            MARCH 31,           CHANGE
                                                       2000         1999      2000 - 1999
                                                      -------      -------    -----------
(in cents)
Salaries and related costs .....................        2.01         1.87         7.5
Aircraft rents .................................        1.22         1.04        17.3
Other rents and landing fees ...................         .46          .47        (2.1)
Aircraft fuel ..................................        1.17          .70        67.1
Agency commissions .............................         .35          .47       (25.5)
Aircraft maintenance materials and repairs .....         .97          .77        26.0
Depreciation and amortization ..................         .20          .19         5.3
Amortization of excess reorganization value ....         .08          .08         --
Other ..........................................        1.75         1.68         4.2
                                                       -----        -----
                                                        8.21         7.27        12.9
                                                       =====        =====


         America West's first quarter 2000 financial results were negatively impacted by operational challenges. In January 2000 AWA's on-time performance, as reported by the United States Department of Transportation ("DOT"), was 68.8%, and ranked ninth among the ten major airlines. On February 17, 2000, the airline's automated flight management system, which provides flight crews with flight plans, aircraft routing, air traffic control management plans, en route and destination weather and fuel requirements, failed for more than five hours. Over a period of three days, this resulted in the cancellation of more than 280 flights and many more flight delays. In the first week of March, the airline experienced another 270 weather-related cancellations and additional delays due to unusually severe winter storms in Phoenix and weather in other key markets. AWA

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



ranked tenth in on-time performance, as measured by the DOT, in the first quarter of 2000. These operating challenges had a significant negative effect on airline revenues and expenses during the quarter. Through May 10, 2000 the Company has seen gradual improvement in operating performance. On-time performance for the period April 1 to May 10, 2000 is 69.9% compared to 64.7% in the first quarter.

         For the three months ended March 31, 2000, AWA realized operating income of $11.9 million which was a 75.7% decrease from the $48.9 million operating income in last year's first quarter. Income before income taxes for the first quarter of 2000 was $27.3 million compared to $44.8 million in the first quarter of 1999. Income tax expense for financial reporting purposes was $11.8 million and $19.9 million in the first quarters of 2000 and 1999, respectively.

         Total operating revenues for the 2000 first quarter were a record $544.9 million. Passenger revenues were $515.1 million for the three months ended March 31, 2000, an increase of $36.4 million or 7.6% from first quarter 1999. A 7.3% increase in revenue passenger miles ("RPMs") more than offset a 3.0% increase in capacity as measured by available seat miles ("ASMs"), resulting in a 2.7 point increase in load factor (the percentage of available seats that are filled with revenue passengers). Passenger revenue per available seat mile ("RASM") for the quarter increased 4.5% to 7.94 cents from 7.60 cents, despite a 0.9% increase in average stage length. Revenue per passenger mile ("yield") increased 0.3% to 11.91 cents from 11.88 cents. Cargo revenues for the first quarter of 2000 decreased 7.4% to $9.9 million due to lower freight and mail volumes. Other revenues increased 16.2% to $19.9 million due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         CASM increased 12.9% to 8.21 cents in the first quarter of 2000 from
7.27 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $75.5 million in the first quarter of 2000 or 16.5% as compared to the 1999 first quarter, while ASMs increased only 3.0%. Significant changes in the components of CASM are explained as follows:

- Salaries and related costs per ASM increased 7.5% primarily due to a higher number of employees in the 2000 period to support anticipated growth. Also, the contract with the Association of Flight Attendants (signed May 1999), covering the airline's flight attendants, included higher wage rates. Payroll expense for flight attendants increased by $2.9 million in the first quarter of 2000 as compared to the 1999 first quarter.

- Aircraft rent expense per ASM increased 17.3% due to the net addition of 13 leased aircraft to the fleet during the 2000 quarter as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

- Aircraft fuel expense per ASM increased 67.1% due to a 68.6% increase in the average price paid by AWA per gallon of fuel to 75.2 cents in the 2000 quarter from 44.6 cents in 1999.

- Agency commissions expense per ASM decreased 25.5% as an increase in the percentage of non-commissionable revenue in the 2000 quarter and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher revenues in the first quarter of 2000.

- Aircraft maintenance materials and repairs expense per ASM increased 26.0% due primarily to higher airframe maintenance costs ($9.2 million) and capitalized maintenance amortization expense ($2.8 million) in the first quarter of 2000 when compared to the 1999 first quarter.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



- Depreciation and amortization expense per ASM increased 5.3% due primarily to an increase in amortization expense related to computer software and hardware additions and facility improvements to support growth ($1.2 million) and the installation of hush kits on certain owned and leased Boeing 737-200 aircraft in 1999 ($0.8 million). These increases were offset in part by a decrease in airframe depreciation ($1.4 million) resulting from the sale/leaseback transaction in August 1999.

- Other operating expenses per ASM increased 4.2% to 1.75 cents in the first quarter of 2000 from 1.68 cents in the 1999 first quarter primarily due to higher interrupted trip expense driven by the airline's operational challenges ($4.8 million) and higher costs resulting from growth. Growth-related costs include computer reservations system booking fees ($1.7 million), property taxes ($1.2 million), aircraft refueling charges and fuel taxes ($1.1 million), advertising costs ($1.0 million), credit card discount fees ($0.9 million), furnished accommodations ($0.8 million), and catering expense ($0.5 million). These increases were offset in part by a $7.3 million quarter-over-quarter decrease in Year 2000 remediation costs.

         AWA had net nonoperating income of $15.5 million in the first quarter of 2000 as compared to $4.1 million of net nonoperating expense in the 1999 first quarter. The period-over-period change was primarily due to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. in the first quarter of 2000. (See Note 5 "Sale of Priceline.com Warrants" in Notes to Condensed Consolidated Financial Statements.) Net interest expense decreased $2.2 million in the first quarter of 2000 when compared to the 1999 first quarter due to lower average outstanding debt.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



TLC

         TLC's consolidated statements of income include the results of The Vacation Store ("TVS"), acquired in November 1998, and National Leisure Group ("NLG"), acquired in May 1999. In May 2000 Holdings announced the completion of the sale of a majority interest in TLC's retail operations, NLG and TVS. (See
Note 7, "Subsequent Event - Sale of Retail Vacations Business" in Notes to Condensed Consolidated Financial Statements.) The following discussion provides an analysis of TLC's results of operations and reasons for material changes therein.

                               THE LEISURE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                             MARCH 31, 2000       MARCH 31,1999
                                             --------------       -------------

      Operating revenues ................       $ 72,658             $46,059
      Cost of goods sold ................         54,666              32,788
                                                --------             -------
      Net revenues ......................         17,992              13,271

      Total operating expenses ..........         17,645              10,460
                                                --------             -------

      Operating income ..................            347               2,811
                                                --------             -------

      Nonoperating income (expenses), net           (210)                127
                                                --------             -------

      Income before income taxes ........       $    137             $ 2,938
                                                ========             =======

      Supplemental information:
      Gross revenues ....................       $ 94,556             $46,059
                                                ========             =======

Note: Net revenues represent the gross profit earned on the sale of travel services by The Leisure Company. This amount is included in Holdings' consolidated operating revenues. Gross revenues represent the total purchase price of all travel services booked by The Leisure Company.

         TLC's consolidated income before income taxes for the 2000 first quarter was $137,000, a $2.8 million decrease when compared to the first quarter of 1999. Consolidated operating revenues increased $26.6 million in the 2000 quarter as compared to 1999 due primarily to the acquisition of NLG. NLG and TVS had operating revenues of $36.9 million and $2.7 million, respectively, which more than offset a $4.8 million decrease in TLC's wholesale vacation package revenues due to lower passenger volumes and a decrease in revenue per passenger. Consolidated operating revenues include commissions and overrides earned by NLG and TVS related to the sale of retail vacation products. Gross revenues, which reflect the full retail value of commissioned sales, increased $48.5 million compared to the 1999 first quarter. The increase was primarily due to NLG and TVS, which contributed gross revenues of $54.2 million and $7.2 million, respectively, in the first quarter of 2000. Consolidated cost of goods sold was $54.7 million in first quarter 2000, an increase of $21.9 million from first quarter 1999. The cost of retail packages sold by NLG and TVS was $29.0 million and $1.8 million, respectively. The cost of wholesale packages sold decreased $1.9 million compared to the 1999 first quarter due

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



to lower passenger volumes. Consolidated net revenues increased $4.7 million in the first quarter of 2000. Total consolidated operating expenses increased $7.2 million due primarily to the acquisition of NLG.

LIQUIDITY AND CAPITAL RESOURCES

         Holdings' unrestricted cash and cash equivalents and short-term investments decreased $3.4 million to $124.4 million at March 31, 2000 from $127.8 million at December 31, 1999. Net cash provided by operating activities decreased to $45.9 million for the quarter ended March 31, 2000 from $75.7 million in the first quarter 1999 due principally to an $11.3 million decrease in net income and an $18.1 million increase in prepaid aircraft rent due to the net addition of 13 new aircraft to the fleet during the 2000 quarter as compared to 1999. Net cash used in investing activities increased to $32.0 million for the 2000 period from $21.6 million for the 1999 period due to a $4.9 million increase in purchases of property and equipment and a $2.6 million decrease in sales of short-term investments. Net cash used in financing activities was $1.7 million for the 2000 first quarter as compared to $80.0 million provided by financing activities in the 1999 period. In the first quarter of 2000 AWA repaid $4.5 million of debt and received $2.8 million from the exercise of stock options. The 1999 period included $94.3 million of borrowing under AWA's revolving credit facility offset in part by $9.9 million of debt repayments and purchases of common stock and AWA warrants totaling $4.7 million.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at March 31, 2000 was $139.0 million.

         Long-term debt maturities through 2002 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $40.7 million, $9.8 million and $9.7 million, respectively, for the remainder of 2000, 2001 and 2002. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

         At March 31, 2000 AWA had a commitment to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 40 Airbus aircraft, with eight remaining to be delivered in 2000. AWA also has 25 options and 25 purchase rights to purchase aircraft in the "A320" family of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.6 billion.

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

         In December 1999 AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term. The credit agreement is secured by certain assets of AWA. As of March 31, 2000, $109.5 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of March 31, 2000.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



         In February 2000 the Company's Board of Directors approved the extension of the Company's stock repurchase program to provide for the repurchase of up to 3.0 million additional shares of Class B Common Stock, in open market or private transactions, by December 31, 2002.

         In February 2000 TLC signed a letter of intent to sell America West Golf Vacations to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservations systems. Book4golf.com and TLC will form a post-acquisition strategic alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations. The consideration for the America West Golf Vacations acquisition will be common shares and share purchase warrants of Book4golf.com. The number of warrants will be based, in part, upon certain performance driven criteria in the future. The transaction is subject to, among other things, the completion of definitive agreements, the completion of due diligence by both parties, approval of the boards of directors of the parties and certain regulatory and other approvals.

         In May 2000 Holdings announced the completion of the sale of a majority interest in TLC's retail operations, NLG and TVS, to Softbank Capital Partners and General Catalyst LLP. TLC received $52 million in cash and will retain a twelve percent passive ownership interest in the restructured venture.

         Capital expenditures for the quarters ended March 31, 2000 and 1999 were approximately $48.2 million and $43.3 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $30.0 million for the first quarter of 2000 and $27.4 million for the first quarter of 1999.

         Certain of Holdings' and AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which Holdings and AWA were in compliance at March 31, 2000.

OTHER INFORMATION

LABOR RELATIONS

         In April 2000 the Company announced that it had reached a tentative agreement with the Transportation Workers Union ("TWU"), representing the airline's approximately 2,000 fleet service workers, on a five-year collective bargaining agreement. The agreement is subject to ratification by the union's membership. Union members will vote during May 2000 and results of the ratification election are expected to be announced on June 1, 2000.

         The Company also has begun negotiations with the Airline Pilots Association ("ALPA") on a new contract for AWA's pilots. The existing contract with ALPA became amendable in May 2000. The Company cannot predict the outcome or the form of future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

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

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



         This discussion contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business - Risk Factors," included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is on file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)   Commodity Price Risk

         As of March 31, 2000 the Company had entered into fixed price swap and price collar transactions hedging approximately 23% of the Company's second quarter 2000 projected fuel requirements. This represents approximately 7% of its projected remaining 2000 fuel requirements. The Company has not initiated hedge transactions for its third and fourth quarter 2000 projected fuel requirements. The use of such transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At March 31, 2000 the Company estimates that a 10% change in the price per gallon of jet fuel would have changed the fair value of the existing swap contracts by $1.7 million.

         As of May 12, 2000 approximately 11% of AWA's remaining 2000 fuel requirements are hedged.

(b)   Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 2000 the Company's variable-rate long-term debt obligations represented approximately 12% of its total long-term debt. If interest rates increased 10% in 2000, the impact on the Company's results of operations would not be material.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits

              EXHIBIT
              NUMBER    DESCRIPTION AND METHOD OF FILING

              *10.26 Revolving Credit Agreement dated as of December 10, 1999, among America West Airlines, Inc. and the Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company.

              *10.37 Second Amendment to Employment Agreement dated as of January 1, 2000 by and among America West Holdings Corporation, America West Airlines, Inc., The Leisure Company and William A. Franke.

              *27.1     Financial Data Schedule - America West Holdings
                        Corporation.

              -----
              *         Filed herewith.


          b.  Reports on Form 8-K

              None

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



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


                                       AMERICA WEST HOLDINGS CORPORATION





                                       By   /s/ W. Douglas Parker
                                            ---------------------
                                            W. Douglas Parker
                                            Executive Vice President

DATED:   May 15, 2000

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2000



                                  EXHIBIT INDEX


              EXHIBIT
              NUMBER    DESCRIPTION AND METHOD OF FILING

              *10.26 Revolving Credit Agreement dated as of December 10, 1999, among America West Airlines, Inc. and the Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company.

              *10.37 Second Amendment to Employment Agreement dated as of January 1, 2000 by and among America West Holdings Corporation, America West Airlines, Inc., The Leisure Company and William A. Franke.

              *27.1     Financial Data Schedule - America West Holdings
                        Corporation.

              -----
              *         Filed herewith.