Form 10-Q
period 2000-06-30
AMERICA WEST HOLDINGS CORP
filed 2000-08-14
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2000  OR

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

YES   XX    NO

THE COMPANY HAS 1,100,000 SHARES OF CLASS A COMMON STOCK AND 33,407,167 SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF JULY 31, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                               JUNE 30,  DECEMBER 31,
                                                                2000         1999
                                                             ----------   ----------
                      ASSETS                                 (UNAUDITED)
Current assets:
    Cash and cash equivalents ............................   $  202,162   $  112,174
    Short-term investments ...............................       24,217       15,617
    Accounts receivable, net .............................      174,273      118,076
    Expendable spare parts and supplies, net .............       48,895       49,327
    Prepaid expenses .....................................       55,694       42,809
                                                             ----------   ----------

        Total current assets .............................      505,241      338,003
                                                             ----------   ----------

Property and equipment:
    Flight equipment .....................................      887,221      801,541
    Other property and equipment .........................      206,629      208,961
    Equipment purchase deposits ..........................       86,599       79,399
                                                             ----------   ----------
                                                              1,180,449    1,089,901
    Less accumulated depreciation and amortization .......      419,314      382,187
                                                             ----------   ----------

         Net property and equipment ......................      761,135      707,714
                                                             ----------   ----------

Other assets:
    Restricted cash ......................................       34,192       35,579
    Reorganization value in excess of amounts allocable to
        identifiable assets, net .........................      304,527      315,275
    Other assets, net ....................................       61,350      110,583
                                                             ----------   ----------

        Total other assets ...............................      400,069      461,437
                                                             ----------   ----------
                                                             $1,666,445   $1,507,154
                                                             ==========   ==========


     See accompanying notes to condensed consolidated financial statements.
                                                        (Continued on next page)

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                          JUNE 30,     DECEMBER 31,
                                                                            2000           1999
                                                                        -----------    -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY                    (UNAUDITED)

Current liabilities:
    Current maturities of long-term debt ............................   $    83,970    $    45,171
    Accounts payable ................................................       146,502        149,816
    Air traffic liability ...........................................       265,162        192,799
    Accrued compensation and vacation benefits ......................        32,026         49,865
    Accrued taxes ...................................................        56,751         23,158
    Other accrued liabilities .......................................        57,582         38,030
                                                                        -----------    -----------

        Total current liabilities ...................................       641,993        498,839
                                                                        -----------    -----------

Long-term debt, less current maturities .............................       150,240        155,168

Deferred credits and other liabilities ..............................        99,595        106,989

Deferred tax liability, net .........................................        30,784         31,989

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued ....................................          --             --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,100,000 shares at
        June 30, 2000 and December 31, 1999 .........................            11             11
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued 48,981,328 shares at June 30, 2000
        and 48,561,916 shares at December 31, 1999 ..................           490            486
    Additional paid-in capital ......................................       604,474        599,078
    Retained earnings ...............................................       421,187        373,067
                                                                        -----------    -----------
                                                                          1,026,162        972,642

    Less: Cost of Class B Common Stock in treasury, 14,785,495
        shares in 2000 and 13,384,795 shares in 1999 ................      (282,329)      (258,473)
                                                                        -----------    -----------

        Total stockholders' equity ..................................       743,833        714,169
                                                                        -----------    -----------
                                                                        $ 1,666,445    $ 1,507,154
                                                                        ===========    ===========





     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                         2000           1999           2000           1999
                                                     -----------    -----------    -----------    -----------
Operating revenues:
    Passenger ....................................   $   575,466    $   524,246    $ 1,090,533    $ 1,002,868
    Cargo ........................................         9,492         10,670         19,427         21,398
    TLC net revenues .............................        13,177         15,393         31,169         28,664
    Other ........................................        19,792         19,171         39,690         36,176
                                                     -----------    -----------    -----------    -----------

        Total operating revenues .................       617,927        569,480      1,180,819      1,089,106
                                                     -----------    -----------    -----------    -----------

Operating expenses:
    Salaries and related costs ...................       136,409        120,434        267,782        238,495
    Aircraft rents ...............................        81,788         65,577        160,959        131,102
    Other rents and landing fees .................        31,869         31,589         62,049         60,850
    Aircraft fuel ................................        83,167         53,070        158,859         97,433
    Agency commissions ...........................        22,753         30,750         45,223         60,442
    Aircraft maintenance materials and repairs ...        58,638         51,938        121,720        100,624
    Depreciation and amortization ................        13,446         12,322         26,446         23,997
    Amortization of excess reorganization value ..         4,974          4,974          9,948          9,948
    TLC expenses .................................        12,511         11,990         30,156         22,450
    Other ........................................       124,065        111,245        238,340        217,459
                                                     -----------    -----------    -----------    -----------

        Total operating expenses .................       569,620        493,889      1,121,482        962,800
                                                     -----------    -----------    -----------    -----------

Operating income .................................        48,307         75,591         59,337        126,306
                                                     -----------    -----------    -----------    -----------

Nonoperating income (expenses):
    Interest income ..............................         3,860          2,658          6,202          5,560
    Interest expense, net ........................        (3,715)        (5,995)        (7,708)       (12,257)
    Gains on sale of investments .................         9,779           --           25,294           --
    Other, net ...................................          (745)         3,064            392          2,446
                                                     -----------    -----------    -----------    -----------

        Total nonoperating income (expenses), net          9,179           (273)        24,180         (4,251)
                                                     -----------    -----------    -----------    -----------

Income before income taxes .......................        57,486         75,318         83,517        122,055
                                                     -----------    -----------    -----------    -----------

Income taxes .....................................        23,995         33,064         35,397         53,862
                                                     -----------    -----------    -----------    -----------

Net income .......................................   $    33,491    $    42,254    $    48,120    $    68,193
                                                     ===========    ===========    ===========    ===========

Earnings per share:
    Basic ........................................   $      0.93    $      1.12    $      1.33    $      1.78
                                                     ===========    ===========    ===========    ===========
    Diluted ......................................   $      0.91    $      1.06    $      1.30    $      1.68
                                                     ===========    ===========    ===========    ===========
Shares used for computation:
    Basic ........................................        36,161         37,824         36,235         38,407
                                                     ===========    ===========    ===========    ===========
    Diluted ......................................        36,749         39,985         37,069         40,547
                                                     ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                 2000         1999
                                                              ---------    ---------

Net cash provided by operating activities .................   $ 185,618    $ 203,262

Cash flows from investing activities:
    Purchases of property and equipment ...................    (140,366)    (101,338)
    Sales (purchases) of short-term investments ...........      (8,600)      27,485
    Net proceeds from sale of subsidiaries ................      45,060         --
    Equipment purchase deposits and other .................         505        8,699
                                                              ---------    ---------
        Net cash used in investing activities .............    (103,401)     (65,154)
                                                              ---------    ---------

Cash flows from financing activities:
    Repayment of debt .....................................      (5,153)    (109,606)
    Proceeds from issuance of debt ........................      32,000       94,274
    Repurchase of common stock and AWA warrants ...........     (24,392)     (45,901)
    Other .................................................       5,316        1,357
                                                              ---------    ---------
        Net cash provided by (used in) financing
          activities ......................................       7,771      (59,876)
                                                              ---------    ---------

Net increase in cash and cash equivalents .................      89,988       78,232
                                                              ---------    ---------

Cash and cash equivalents at beginning of period ..........     112,174      108,360
                                                              ---------    ---------

Cash and cash equivalents at end of period ................   $ 202,162    $ 186,592
                                                              =========    =========

Cash, cash equivalents and short-term investments at end of
    period ................................................   $ 226,379    $ 186,592
                                                              =========    =========

Cash paid for:
    Interest, net of amounts capitalized ..................   $   6,102    $  11,269
                                                              =========    =========
    Income taxes ..........................................   $   5,559    $  22,692
                                                              =========    =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits ..   $  17,500    $  10,500
                                                              =========    =========
    Notes payable canceled under the aircraft purchase
        agreement .........................................   $  10,500    $   7,000
                                                              =========    =========



     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



1.    BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation ("Holdings" or the "Company") and its wholly owned subsidiaries, America West Airlines, Inc. ("AWA"), and The Leisure Company ("TLC"). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.    EARNINGS PER SHARE ("EPS")

         The following table presents the computation of basic and diluted EPS.

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                       2000          1999          2000          1999
                                                   -----------   -----------   -----------   -----------
                                                         (In thousands of dollars except share data)
BASIC EARNINGS PER SHARE

Income applicable to common stock ..............   $    33,491   $    42,254   $    48,120   $    68,193
                                                   -----------   -----------   -----------   -----------

Weighted average common shares outstanding .....    36,161,333    37,823,972    36,234,785    38,406,886
                                                   ===========   ===========   ===========   ===========

Basic earnings per share .......................   $      0.93   $      1.12   $      1.33   $      1.78
                                                   ===========   ===========   ===========   ===========

DILUTED EARNINGS PER SHARE

Income applicable to common stock ..............   $    33,491   $    42,254   $    48,120   $    68,193
                                                   -----------   -----------   -----------   -----------

Share computation:
  Weighted average common shares outstanding ...    36,161,333    37,823,972    36,234,785    38,406,886
  Assumed exercise of stock options and warrants       587,606     2,160,660       833,792     2,140,411
                                                   -----------   -----------   -----------   -----------
  Weighted average common shares
        outstanding as adjusted ................    36,748,939    39,984,632    37,068,577    40,547,297
                                                   -----------   -----------   -----------   -----------

Diluted earnings per share .....................   $      0.91   $      1.06   $      1.30   $      1.68
                                                   -----------   -----------   -----------   -----------

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


         For the three and six months ended June 30, 2000, options for 3,197,534 and 3,177,991 shares, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the respective periods. Similarly, for the three and six months ended June 30, 1999, options for 1,796,616 and 1,702,500 shares, respectively, are not included in the computation of diluted EPS.

3.    STOCK REPURCHASE PROGRAM

         In the second quarter of 2000 the Company repurchased 1,425,700 shares of Class B Common Stock on the open market for approximately $24.4 million. As of June 30, 2000 the Company was authorized to purchase approximately 1.6 million shares of issued and outstanding Class B Common Stock under the Company's stock repurchase program.

         In July 2000 the Company repurchased 813,500 shares of Class B Common Stock for approximately $13.9 million.

4.    FLIGHT EQUIPMENT

         In June 2000 AWA borrowed $32.0 million from a foreign bank to fund the acquisition of one new A320 aircraft. In July 2000 AWA entered into a sale/leaseback transaction whereby the Company sold this aircraft for approximately the acquisition cost. The aircraft is being leased back from the purchaser for approximately 22 years and is being accounted for as an operating lease.

         In addition, AWA entered into aircraft lease arrangements during the second quarter of 2000 for one new A319 aircraft and one new A320 aircraft, each with a lease term of 12 years.

5.    SALE OF TLC'S RETAIL VACATION BUSINESS

         In May 2000 Holdings announced the completion of the sale of a majority interest in TLC's retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and will retain a 12% passive ownership interest in the restructured venture. The Company recorded a $10.0 million pretax gain on this sale transaction.

6.    LABOR CONTRACT

         On June 2, 2000, AWA and the Transportation Workers Union ("TWU") entered into a five-year collective bargaining agreement covering the airline's 2,200 fleet service employees. The five-year agreement resolves issues regarding pay rates, benefits and working conditions and is the fleet service employees' first contract with AWA.

7.    SEGMENT DISCLOSURES

         Segment reporting financial data as of and for the three and six months ended June 30, 2000 and 1999, respectively, follows (in thousands of dollars):

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


                                                          THREE MONTHS ENDED JUNE 30, 2000
                                                          --------------------------------
                                                                              OTHER/
                                              AWA           TLC           ELIMINATIONS (a)      TOTAL
                                          ----------      ----------      ----------------    ----------
Operating revenue ..................      $  604,810      $   13,177         $      (60)      $  617,927
Depreciation and amortization ......          13,446             696(b)              --           14,142
Amortization of reorganization value           4,974             400(b)              --            5,374
Operating income ...................          49,277             666             (1,636)          48,307
Capital expenditures ...............          91,273             921                 --           92,194

                                                          THREE MONTHS ENDED JUNE 30, 1999
                                                          --------------------------------
                                                                              OTHER/
                                              AWA           TLC           ELIMINATIONS (a)      TOTAL
                                          ----------      ----------      ----------------    ----------
Operating revenue .....................   $  554,193      $   15,393         $     (106)      $  569,480
Depreciation and amortization .........       12,322             567(b)              --           12,889
Amortization of reorganization value ..        4,974             400(b)              --            5,374
Operating income ......................       74,059           3,403             (1,871)          75,591
Capital expenditures ..................       54,902           3,145                 --           58,047

                                                          SIX MONTHS ENDED JUNE 30, 2000
                                                          ------------------------------
                                                                              OTHER/
                                              AWA           TLC           ELIMINATIONS (a)      TOTAL
                                          ----------      ----------         ----------       ----------

Operating revenue ..................      $1,149,698      $   31,169         $      (48)      $1,180,819
Depreciation and amortization ......          26,446           1,807(b)            --             28,253
Amortization of reorganization value           9,948             800(b)            --             10,748
Operating income ...................          61,130           1,013             (2,806)          59,337
Capital expenditures ...............         138,351           2,015               --            140,366
Segment assets (end of period) .....       1,827,682         103,325           (264,562)       1,666,445

                                                          SIX MONTHS ENDED JUNE 30, 1999
                                                          ------------------------------
                                                                              OTHER/
                                              AWA           TLC           ELIMINATIONS (a)      TOTAL
                                          ----------      ----------      ----------------    ----------

Operating revenue ..................      $1,060,655      $   28,664         $     (213)      $1,089,106
Depreciation and amortization ......          23,997             997(b)            --             24,994
Amortization of reorganization value           9,948             800(b)            --             10,748
Operating income ...................         122,948           6,214             (2,856)         126,306
Capital expenditures ...............          98,061           3,277               --            101,338
Segment assets (end of period) .....       1,728,773          96,204           (189,129)       1,635,848

(a) Amounts included in the "Other/Eliminations" column reflect the elimination of intercompany investments and transactions between AWA, Holdings and TLC.

(b)      Included in TLC expenses in the Condensed Consolidated Statements of
         Income.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



8.    SUBSEQUENT EVENTS

Financing Transaction

         In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft. The combined effective interest rate on the financing is 8.49%. The aircraft that are the subject of this financing will be delivered between August 2000 and March 2001.

         The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of, at AWA's election, a leveraged lease financing or a mortgage financing of the relevant aircraft. A major third party finance company has agreed to provide equity for leveraged lease transactions on six of the ten aircraft. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, Holdings or AWA.

Flight Equipment

         In July 2000 AWA announced firm orders for four A319 aircraft to be delivered in 2001. These A319 aircraft replace four A318 aircraft which AWA had the option to purchase as part of its 1999 aircraft purchase agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA").

Creation of Airline Industry Exchange

         In July 2000 AWA announced the creation of an airline industry business-to-business e-commerce exchange with ten of the world's major airlines. The exchange, scheduled to be officially launched in September 2000 as Aeroxchange, plans to offer a comprehensive selection of aircraft technical parts and services as well as general business supplies to airlines over the Internet. The ten founding airlines, each with one representative on Aeroxchange's Board of Directors, are Air Canada, All Nippon Airways, America West Airlines, Cathay Pacific Airways, FedEx Express, Japan Airlines, Lufthansa German Airlines, Northwest Airlines, Scandinavian Airlines System and Singapore Airlines. Other confirmed participating airlines with equity participation include Air New Zealand, Austrian Airlines and KLM Royal Dutch Airlines. The exchange plans to handle a significant portion of the 13 airlines' purchases of goods and services, excluding aircraft and fuel.

Sale of America West Golf Vacations

         In July 2000 Holdings announced the completion of the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. Book4golf.com and TLC have formed a post-acquisition strategic alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations. The consideration for the America West Golf Vacations acquisition was common shares and share purchase warrants of Book4golf.com. The number of warrants is based, in part, upon certain performance driven criteria in the future. The Company will record a pretax gain on sale of approximately $2.0 million in the third quarter of 2000.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000



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

SUMMARY

         Holdings earned consolidated net income of $33.5 million in the second quarter of 2000, a 20.7% decrease from the second quarter 1999's record consolidated net income of $42.3 million. The decline in earnings was due primarily to a 51.5% increase in quarter-over-quarter fuel price and operating difficulties experienced by AWA during the quarter. The second quarter 2000 results include a pretax gain of $10.0 million ($6.2 million after tax) from TLC's sale of a majority interest in National Leisure Group and The Vacation Store (see Note 5, "Sale of TLC's Retail Vacation Business" in Notes To Condensed Consolidated Financial Statements). Diluted earnings per share for the second quarter of 2000 were $0.91 compared to $1.06 in last year's second quarter. Consolidated income tax expense for financial reporting purposes was $24.0 million for the 2000 second quarter compared to $33.1 million in the second quarter of 1999.

         Holdings had consolidated net income of $48.1 million for the six months ended June 30, 2000 compared to $68.2 million in the 1999 period. Results for the six month period in 2000 include a pretax gain of $15.5 million ($9.6 million after tax) from AWA's sale of 500,000 warrants to purchase common stock of Priceline.com in the first quarter of 2000 and the gain on sale of a majority interest in TLC's retail operations discussed above. For the six months ended June 30, 2000, diluted earnings per share were $1.30 compared to $1.68 for the 1999 period. Consolidated income tax expense for financial reporting purposes was $35.4 million and $53.9 million for the six months ended June 30, 2000 and 1999, respectively.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000


AWA

         America West's second quarter 2000 financial results continued to be negatively impacted by operational challenges. For the three months ended June 30, 2000, AWA's on-time performance, as measured by the United States Department of Transportation ("DOT"), was 66.6% and ranked ninth among the ten major passenger airlines. The airline's completion factor, the percentage of scheduled flights completed, was 96.1% in the second quarter of 2000 as compared to 98.8% in the second quarter of 1999. These operating challenges had a significant negative effect on airline revenues and expenses during the quarter.

         In July 2000 AWA announced a series of actions designed to improve operational reliability and restore customer confidence by reducing the number of flight cancellations and improving on-time performance. The specific initiatives announced include:

         - A 3.5% reduction in the number of scheduled aircraft to provide four additional spare aircraft to substitute for others that may not be available because of maintenance requirements, weather or air traffic control, and to increase access to aircraft for performing reliability-related maintenance.

         - A restructured approach to AWA's existing line-maintenance operations including increasing staffing, parts provisioning, automation and support.

         - An increase in AWA's capacity to perform preventative and reliability-related maintenance by adding two additional aircraft maintenance lines.

         - The use of automation to optimize the provisioning of spare parts and components to ensure more efficient and effective deployment of AWA's spare part inventory throughout the system.

         - An increase in ramp personnel at AWA's Phoenix and Las Vegas hubs to reduce ground delays and improve baggage handling.

         - Implementation of a program designed to increase the efficiency of AWA's Phoenix hub operation.

         The Company expects these initiatives to have a positive effect on AWA's reliability and service.

         The following discussion provides an analysis of AWA's results of operations for the second quarter and six months ended June 30, 2000 and material changes compared to the second quarter and six months ended June 30, 1999.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000


                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                         2000              1999              2000              1999
                                                     -----------       -----------       -----------       -----------

Operating revenues:
    Passenger .................................      $   575,466       $   524,246       $ 1,090,533       $ 1,002,868
    Cargo .....................................            9,492            10,670            19,427            21,398
    Other .....................................           19,852            19,277            39,738            36,389
                                                     -----------       -----------       -----------       -----------
       Total operating revenues ...............          604,810           554,193         1,149,698         1,060,655
                                                     -----------       -----------       -----------       -----------

Operating expenses:
    Salaries and related costs ................          135,701           119,962           266,381           237,517
    Aircraft rents ............................           81,788            65,577           160,959           131,102
    Other rents and landing fees ..............           31,869            31,589            62,049            60,850
    Aircraft fuel .............................           83,167            53,070           158,859            97,433
    Agency commissions ........................           22,753            30,750            45,223            60,442
    Aircraft maintenance materials and repairs            58,638            51,938           121,720           100,624
    Depreciation and amortization .............           13,446            12,322            26,446            23,997
    Amortization of excess reorganization value            4,974             4,974             9,948             9,948
    Other .....................................          123,197           109,952           236,983           215,794
                                                     -----------       -----------       -----------       -----------
       Total operating expenses ...............          555,533           480,134         1,088,568           937,707
                                                     -----------       -----------       -----------       -----------

Operating income ..............................           49,277            74,059            61,130           122,948
                                                     -----------       -----------       -----------       -----------

Nonoperating income (expenses):
    Interest income ...........................            5,719             4,402            10,060             8,915
    Interest expense, net .....................           (5,580)           (7,804)          (11,382)          (15,824)
    Gain on sale of investment ................             --                --              15,515              --
    Other, net ................................             (461)            3,238               961             2,647
                                                     -----------       -----------       -----------       -----------
       Total nonoperating income
         (expenses), net ......................             (322)             (164)           15,154            (4,262)
                                                     -----------       -----------       -----------       -----------

Income before income taxes ....................      $    48,955       $    73,895       $    76,284       $   118,686
                                                     ===========       ===========       ===========       ===========

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000



         The table below sets forth selected operating data for AWA.


                                                    THREE MONTHS ENDED    PERCENT        SIX MONTHS ENDED      PERCENT
                                                         JUNE 30,          CHANGE             JUNE 30,          CHANGE
                                                    2000         1999    2000-1999       2000         1999     2000-1999
                                                  -------      -------   ---------     -------      -------    ---------

Aircraft (end of period) ...................          128          113      13.3           128          113      13.3
Average daily aircraft utilization (hours) .         11.1         11.9      (6.7)         11.1         11.9      (6.7)
Available seat miles (in millions) .........        6,824        6,491       5.1        13,313       12,789       4.1
Block hours ................................      129,484      122,693       5.5       254,448      242,326       5.0
Average stage length (miles) ...............          875          858       2.0           870          857       1.5
Average passenger journey (miles) ..........        1,371        1,274       7.6         1,338        1,278       4.7
Revenue passenger miles (in millions) ......        5,029        4,477      12.3         9,355        8,507      10.0
Load factor (percent) ......................         73.7         69.0       4.7 pts      70.3         66.5       3.8 pts
Passenger enplanements (in thousands) ......        5,206        4,724      10.2         9,818        8,987       9.2
Yield per revenue passenger mile (cents) ...        11.44        11.71      (2.3)        11.66        11.79      (1.1)
Revenue per available seat mile:
   Passenger (cents) .......................         8.43         8.08       4.3          8.19         7.84       4.5
   Total (cents) ...........................         8.86         8.54       3.7          8.64         8.29       4.2
Fuel consumption (gallons in millions) .....        107.3        103.9       3.3         208.0        203.4       2.3
Average fuel price (cents per gallon) ......         77.4         51.1      51.5          76.4         47.9      59.5
Average number of full-time equivalent
   employees ...............................       11,575       11,051       4.7        11,942       11,072       7.9


         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.


                                                  THREE MONTHS ENDED     PERCENT        SIX MONTHS ENDED       PERCENT
                                                       JUNE 30,           CHANGE             JUNE 30,           CHANGE
                                                  2000         1999      2000-1999      2000         1999      2000-1999
                                                -------      -------     ---------    -------      -------     ---------
(in cents)
Salaries and related costs ...............         1.99         1.85          7.6        2.00         1.86          7.5
Aircraft rents ...........................         1.20         1.01         18.8        1.21         1.02         18.6
Other rents and landing fees .............          .47          .49         (4.1)        .47          .47         --
Aircraft fuel ............................         1.22          .82         48.8        1.19          .76         56.6
Agency commissions .......................          .33          .47        (29.8)        .34          .47        (27.7)
Aircraft maintenance materials and repairs          .86          .80          7.5         .92          .79         16.5
Depreciation and amortization ............          .20          .19          5.3         .20          .19          5.3
Amortization of excess
    reorganization value .................          .07          .08        (12.5)        .07          .08        (12.5)
Other ....................................         1.80         1.69          6.5        1.78         1.69          5.3
                                                -------      -------                  -------      -------
                                                   8.14         7.40         10.0        8.18         7.33         11.6
                                                =======      =======                  =======      =======

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000



Three Months Ended June 30, 2000 and 1999

         For the three months ended June 30, 2000, AWA realized operating income of $49.3 million, which was a 33.5% decrease from the $74.1 million operating income in last year's second quarter. Income before income taxes for the three month period in 2000 was $49.0 million compared to $73.9 million in 1999.

         Total operating revenues for the 2000 second quarter were a record $604.8 million. Passenger revenues were a record $575.5 million for the three months ended June 30, 2000, an increase of $51.2 million or 9.8% from the 1999 quarter. A 12.3% increase in revenue passenger miles ("RPM") more than offset a 5.1% increase in capacity as measured by available seat miles ("ASM"), resulting in a 4.7 point increase in load factor (the percentage of available seats that are filled with revenue passengers). Passenger revenue per available seat mile ("RASM") for the quarter increased 4.3% to 8.43 cents despite a 2.0% increase in average stage length. Revenue per passenger mile ("yield") decreased 2.3% to
11.44 cents from 11.71 cents. Cargo revenues for the second quarter of 2000 decreased 11.0% to $9.5 million due to lower freight and mail volumes. Other revenues increased 3.0% to $19.9 million due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         CASM increased 10.0% to 8.14 cents in the second quarter of 2000 from
7.40 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $75.4 million in the second quarter of 2000 or 15.7% as compared to the 1999 second quarter, while ASMs increased only 5.1%. Significant changes in the components of CASM are explained as follows:

         - Salaries and related costs per ASM increased 7.6% primarily due to a higher number of employees in the 2000 period to support anticipated growth. Also, the contract with the Air Line Pilots Association ("ALPA") (signed May 1995) required longevity-related salary level increases and the contract with the Association of Flight Attendants (signed May 1999), covering the airline's flight attendants, included higher wage rates. Payroll expense for pilots and flight attendants increased by $4.7 million and $2.1 million, respectively, in the second quarter of 2000 as compared to the 1999 second quarter.

         - Aircraft rent expense per ASM increased 18.8% due to the net addition of 15 leased aircraft to the fleet during the 2000 quarter as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

         - Other rents and landing fees expense per ASM decreased 4.1% in the second quarter of 2000 primarily due to the 5.1% increase in ASMs.

         - Aircraft fuel expense per ASM increased 48.8% due to a 51.5% increase in the average price per gallon of fuel to 77.4 cents in the 2000 quarter from 51.1 cents in 1999.

         - Agency commissions expense per ASM decreased 29.8% as an increase in the percentage of non-commissionable revenue in the second quarter of 2000, primarily derived from the Company's website, and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher passenger revenues in the 2000 second quarter.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000


         - Aircraft maintenance materials and repairs expense per ASM increased 7.5% primarily due to higher airframe maintenance costs ($4.1 million) in the second quarter of 2000 when compared to the 1999 second quarter.

         - Depreciation and amortization expense per ASM increased 5.3% due primarily to an increase in amortization expense related to computer software and hardware additions and facility improvements to support growth ($0.8 million), the installation of hush kits on certain owned and leased Boeing 737-200 aircraft in 1999 ($0.8 million) and increased depreciation expense related to owned engines ($0.3 million) and rotable aircraft parts ($0.3 million). These increases were offset in part by a decrease in airframe depreciation ($1.4 million) resulting from the sale/leaseback of six aircraft in August 1999.

         - Amortization of excess reorganization value expense per ASM decreased 12.5% due to the 5.1% increase in ASMs.

         -    Other operating expenses per ASM increased 6.5% to 1.80 cents from
              1.69 cents primarily due to higher interrupted trip and baggage claim expenses driven by the airline's operational challenges ($6.3 million), legal fees ($1.8 million) and higher costs resulting from growth. Growth-related costs include catering expense ($2.9 million), computer reservations system booking fees ($2.4 million), ground handling ($1.5 million), furnished accommodations and per diem ($1.5 million), property taxes ($1.3 million), credit card discount fees ($1.3 million) and aircraft refueling charges and fuel taxes ($1.1 million). These increases were offset in part by a $8.8 million quarter-over-quarter decrease in Year 2000 remediation costs.

         Net nonoperating expenses of $0.3 million were relatively unchanged from 1999. Net interest expense decreased $2.2 million in the second quarter of 2000 due to lower average outstanding debt while interest income increased $1.3 million due to higher cash and cash equivalent balances. The 1999 second quarter benefited from a one-time, $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock.

Six Months Ended June 30, 2000 and 1999

         For the six months ended June 30, 2000, AWA realized operating income of $61.1 million, a 50.3% decrease from the $122.9 million operating income in the six months ended June 30, 1999. Income before income taxes for the six month period in 2000 was $76.3 million compared to $118.7 million in 1999.

         Total operating revenues for the six months ended June 30, 2000 were $1.1 billion. Passenger revenues were a record $1.1 billion for the six months ended June 30, 2000, an increase of $87.7 million or 8.7% from the 1999 period. RPMs increased 10.0% versus a 4.1% increase in capacity as measured by ASMs, resulting in a 3.8 point increase in load factor. RASM increased 4.5% to 8.19 cents for the six months ended June 30, 2000 despite a 1.5% increase in average stage length. Yield decreased 1.1% to 11.66 cents from 11.79 cents. Cargo revenues decreased 9.2% to $19.4 million due to lower freight and mail volumes. Other revenues increased 9.2% to $39.7 million for the six months ended June 30, 2000 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000



         CASM increased 11.6% to 8.18 cents in the six months ended June 30, 2000 from 7.33 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $150.9 million for the six months ended June 30, 2000 or 16.1% as compared to the 1999 period, while ASMs increased only 4.1%. Significant changes in the components of CASM are explained as follows:

         - Salaries and related costs per ASM increased 7.5% primarily due to a higher number of employees in the 2000 period to support anticipated growth. Also, the contract with ALPA (signed May 1995) required longevity-related salary level increases and the contract with the Association of Flight Attendants (signed May 1999), covering the airline's flight attendants, included higher wage rates. Payroll expense for pilots and flight attendants increased by $9.1 million and $5.0 million, respectively, in the 2000 period as compared to 1999.

         - Aircraft rent expense per ASM increased 18.6% due primarily to the net addition of 15 leased aircraft to the fleet during the 2000 period as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

         - Aircraft fuel expense per ASM increased 56.6% due to a 59.5% increase in the average price per gallon of fuel to 76.4 cents in the 2000 period from 47.9 cents in 1999.

         - Agency commissions expense per ASM decreased 27.7% as an increase in the percentage of non-commissionable revenue in the 2000 six month period, primarily derived from the Company's website, and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher revenues for the six months ended June 30, 2000.

         - Aircraft maintenance materials and repairs expense per ASM increased 16.5% primarily due to higher airframe maintenance costs ($13.3 million) and a $3.2 million increase in capitalized maintenance amortization expense for the 2000 period when compared to the comparable period in 1999.

         - Depreciation and amortization expense per ASM increased 5.3% due primarily to an increase in amortization expense related to computer software and hardware additions and facility improvements to support growth ($2.0 million), the installation of hush kits on certain owned and leased Boeing 737-200 aircraft in 1999 ($1.5 million) and increased depreciation expense related to rotable aircraft parts ($0.6 million) and owned engines ($0.5 million). These increases were offset in part by a decrease in airframe depreciation ($2.8 million) resulting from the sale/leaseback transaction in August 1999.

         - Amortization of excess reorganization value expense per ASM decreased 12.5% due to the 4.1% increase in ASMs.

         - Other operating expenses per ASM increased 5.3% to 1.78 cents in the first six months of 2000 from 1.69 cents in the 1999 period primarily due to higher interrupted trip and baggage claim expenses driven by the airline's operational challenges ($11.5 million), legal fees ($3.1 million) and higher costs resulting from growth. Growth-related costs include computer reservations system booking fees ($4.0 million), catering expense ($3.4 million), furnished accommodations and per diem ($2.6 million), property taxes ($2.5 million), credit card discount fees ($2.3 million), aircraft refueling charges and fuel taxes ($2.2 million), and advertising costs ($1.9 million). These increases were offset in part by a $15.8 million period-over-period decrease in Year 2000 remediation costs.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000


         AWA had net nonoperating income of $15.2 million in the first six months of 2000 as compared to $4.3 million of net nonoperating expense in the 1999 period. The period-over-period change was primarily due to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. in the first six months of 2000. Net interest expense decreased $4.4 million in the 2000 period when compared to 1999 due to lower average outstanding debt.

TLC

         TLC's consolidated statements of income include the results of The Vacation Store ("TVS"), acquired in November 1998, and the National Leisure Group ("NLG"), acquired in May 1999, through April 30, 2000. On May 1, 2000 a majority interest in TVS and NLG was sold to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and will retain a 12% passive ownership interest in the restructured venture. (See Note 5, "Sale of TLC's Retail Vacation Business" in Notes to Condensed Consolidated Financial Statements.) The following discussion provides an analysis of TLC's results of operations for the second quarter and six months ended June 30, 2000 and reasons for material changes compared to the second quarter and six months ended June 30, 1999.

                               THE LEISURE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                        JUNE 30,                   JUNE 30,
                                  2000          1999          2000          1999
                                --------      --------      --------      --------

Operating revenues .......      $ 49,947      $ 65,553      $122,605      $111,612
Cost of goods sold .......        36,770        50,160        91,436        82,948
                                --------      --------      --------      --------
Net revenues .............        13,177        15,393        31,169        28,664
                                --------      --------      --------      --------

Total operating expenses .        12,511        11,990        30,156        22,450
                                --------      --------      --------      --------

Operating income .........           666         3,403         1,013         6,214
                                --------      --------      --------      --------

Nonoperating income,  net          9,765            36         9,555           163
                                --------      --------      --------      --------

Income before income taxes      $ 10,431      $  3,439      $ 10,568      $  6,377
                                ========      ========      ========      ========

Supplemental information:
Gross revenues ...........      $ 57,434      $ 65,553      $151,990      $111,612
                                ========      ========      ========      ========

Note: Net revenues represent the gross profit earned on the sale of travel services by TLC. This amount is included in Holdings' consolidated operating revenues. Gross revenues represent the total purchase price of all travel services booked by TLC.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000


         TLC's consolidated income before income taxes for the three months ended June 30, 2000 was $10.4 million, which included the $10.0 million gain on the sale of a majority interest in TVS and NLG. Excluding that gain, income before income taxes in the 2000 second quarter decreased by $3.0 million when compared to the second quarter of 1999. Consolidated operating revenues decreased $15.6 million to $49.9 million due primarily to the sale of TVS and NLG in May 2000. TLC's wholesale vacation package revenue decreased $5.2 million due to lower passenger volumes and a decrease in revenue per passenger. Consolidated cost of goods sold was $36.8 million in the second quarter of 2000, a decrease of $13.4 million from the second quarter of 1999 due to the sale of TVS and NLG. The cost of wholesale packages sold decreased $3.5 million due to decreases in passenger volume and cost per passenger. Consolidated net revenues decreased by $2.2 million. Total consolidated operating expenses were relatively flat quarter-over-quarter.

         For the six months ended June 30, 2000, consolidated income before income taxes was $10.6 million, which included the $10.0 million gain on the sale of a majority interest in TVS and NLG. Excluding that gain, income before income taxes for the six months ended June 30, 2000 decreased by $5.8 million when compared to 1999. Consolidated operating revenues were $122.6 million or $11.0 million higher than the 1999 period due primarily to the acquisition of NLG, which had revenues of $46.0 million in 2000. Wholesale vacation package revenues were $10.0 million lower than 1999 due to decreases in passenger volume and revenue per passenger. Consolidated cost of goods sold was $91.4 million for the six months ended June 30, 2000, an increase of $8.5 million due primarily to the acquisition of NLG. The cost of wholesale packages sold decreased $5.4 million due to decreases in passenger volume and cost per passenger. Consolidated net revenues increased $2.5 million in 2000. Total consolidated operating expenses increased $7.7 million for the six months ended June 30, 2000 primarily due to the acquisition of NLG.

LIQUIDITY AND CAPITAL RESOURCES

         Holdings' unrestricted consolidated cash and cash equivalents and short-term investments increased to $226.4 million at June 30, 2000 from $127.8 million at December 31, 1999. Net cash provided by operating activities decreased to $185.6 million for the six months ended June 30, 2000 from $203.3 million in 1999 due to lower net income in the 2000 period. Net cash used in investing activities increased to $103.4 million for the 2000 period from $65.2 million for the 1999 period due principally to purchases of short-term investments totaling $8.6 million in the 2000 period as compared to sales of $27.5 million of short-term investments in 1999 and the purchase of a new A320 aircraft in June 2000. (See Note 4, "Flight Equipment" in Notes to Condensed Consolidated Financial Statements.) This increase was offset in part by the sale of TVS and NLG which generated net proceeds of $45.1 million. Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2000 compared to $59.9 million used in financing activities in the 1999 period. The 2000 period included $32.0 million of borrowing to fund the acquisition of the new A320 aircraft discussed above, long-term debt repayments of $5.2 million and purchases of common stock totaling $24.4 million. In the first six months of 1999, AWA repaid $15.3 million of long-term debt and the Company repurchased $45.9 million of common stock and AWA warrants. The 1999 period also included $94.3 million borrowed in February 1999 under AWA's revolving credit facility, which was repaid in full in April 1999.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at June 30, 2000 was $136.8 million.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000


         Long-term debt maturities through 2002 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft and, in 2000, $32.0 million that was borrowed to fund the purchase of one new A320 aircraft. This borrowing was repaid in full in July 2000 as a result of a sale/leaseback transaction. (See Note 4, "Flight Equipment" in Notes to Condensed Consolidated Financial Statements.) Current maturities of long-term debt are $72.0 million, $9.8 million and $9.7 million, respectively, for the remainder of 2000, 2001 and 2002. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

         At June 30, 2000 AWA had a commitment to AVSA to purchase a total of 39 Airbus aircraft, with seven remaining to be delivered in 2000. The remaining 32 aircraft will be delivered in 2001 through 2004. AWA also had 25 options and 25 purchase rights to purchase aircraft in the "A320" family of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. In July 2000 AWA announced firm orders for four A319 aircraft to be delivered in 2001. These
A319 aircraft replace four A318 aircraft which AWA had the option to purchase as part of its 1999 aircraft purchase agreement with AVSA. The aggregate net cost of firm commitments remaining under the aircraft order, including the four A319 aircraft ordered in July 2000, is approximately $1.6 billion.

         In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The combined effective interest rate on the financing is 8.49%. The aircraft that are the subject of this financing will be delivered between August 2000 and March 2001.

         The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of, at AWA's election, a leveraged lease financing or a mortgage financing of the relevant aircraft. A major third party finance company has agreed to provide equity for leveraged lease transactions on six of the ten aircraft. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, Holdings or AWA.

         AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate to support these aircraft orders. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

         In December 1999 AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term. The credit agreement is secured by certain assets of AWA. As of June 30, 2000, $109.9 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of June 30, 2000.

         In May 2000 Holdings announced the completion of the sale of a majority interest in TLC's retail operations, NLG and TVS, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and will retain a twelve percent passive ownership interest in the restructured venture.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000



         In July 2000 Holdings announced the completion of the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservations systems. Book4golf.com and TLC have formed a post-acquisition strategic alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations. The consideration for the America West Golf Vacations acquisition was common shares and share purchase warrants of Book4golf.com. The number of warrants is based, in part, upon certain performance driven criteria in the future.

         Capital expenditures for the six months ended June 30, 2000 and 1999 were approximately $140.4 million and $101.3 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $61.3 million for the six months ended June 30, 2000 and $52.2 million for the six months ended June 30, 1999.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at June 30, 2000.

OTHER INFORMATION

LABOR RELATIONS

         On June 2, 2000, AWA and the Transportation Workers Union ("TWU") entered into a five-year collective bargaining agreement covering the airline's 2,200 fleet service employees. The five-year agreement resolves issues regarding pay rates, benefits and working conditions and is the fleet service employee's first contract with AWA.

         The Company also has begun negotiations with ALPA on a new contract for AWA's pilots. The existing contract with ALPA became amendable in May 2000. The Company cannot predict the outcome or the form of future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

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

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)   Commodity Price Risk

         As of June 30, 2000 the Company had entered into price basis swap transactions which fix the spread between West Coast jet fuel prices and heating oil futures. These transactions are in place with respect to approximately 17% of the Company's projected fuel volumes for the third quarter and 5% for the fourth quarter. The use of such transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in the spread between West Coast jet fuel prices and heating oil futures. At June 30, 2000 the Company estimates that a 10% change in the price of West Coast jet fuel, relative to heating oil futures, would have changed the fair value of existing basis swap contracts by approximately $0.2 million.

         As of July 31, 2000 approximately 11% of AWA's remaining 2000 fuel requirements are hedged.

(b)   Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At June 30, 2000 the Company's variable-rate long-term debt obligations of approximately $17.5 million represented approximately 12% of its total long-term debt. If interest rates increased 10% in 2000, the impact on the Company's results of operations would not be material.

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

         The 2000 Annual Meeting of Stockholders of the Company was held on May 25, 2000. The four persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company's Annual Meeting in 2003 and until their successors are elected and qualified. The following directors' term of office as a director continued after the meeting: John F. Tierney, Robert J. Miller, W. Douglas Parker, Jeffrey A. Shaw, William A. Franke, Richard C. Kraemer, Walter T. Klenz and Denise M. O'Leary. There were 87,509,860 votes cast in the election of directors and there were no abstentions and broker non-votes. The voting regarding each nominee was as follows: John L. Goolsby (for:
87,281,305 / withheld: 228,555); Richard P. Schifter (for: 85,719,583 /
withheld: 1,790,277); Gilbert D. Mook (for: 87,285,574 / withheld: 224,286); and
Marie L. Knowles (for: 87,231,347 / withheld: 278,513).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  ------         --------------------------------

                  *27.1          Financial Data Schedule.

                  -----
                  *              Filed herewith.


         b.       Reports on Form 8-K
                  None

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000



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


                                       AMERICA WEST HOLDINGS CORPORATION



                                       By   /s/ W. Douglas Parker
                                            ---------------------
                                             W. Douglas Parker
                                             Executive Vice President


DATED:   August 14, 2000

                        AMERICA WEST HOLDINGS CORPORATION
                                  JUNE 30, 2000



                                  EXHIBIT INDEX


                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  ------         --------------------------------

                  *27.1             Financial Data Schedule.


                  -----
                  *                 Filed herewith.