Form 10-Q
period 2000-09-30
AMERICA WEST HOLDINGS CORP
filed 2000-11-14
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                         TO
                               -----------------------    ----------------------


COMMISSION FILE NUMBER               1-12649
                               -------------------------------------------------

                        AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        DELAWARE                                                           86-0847214
-------------------------------------------------------------                 ------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)


    111 WEST RIO SALADO PARKWAY,                   TEMPE, ARIZONA                       85281
------------------------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE               (480) 693-0800
-------------------------------------------------------------------------------

                     N/A
----------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
IF CHANGED SINCE LAST REPORT)


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

THE COMPANY HAS 1,100,000 SHARES OF CLASS A COMMON STOCK AND 32,668,101 SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                                    2000                     1999
                                                                                    ----                     ----
               ASSETS                                                            (UNAUDITED)
               ------
Current assets:
    Cash and cash equivalents.............................................       $   97,480               $  112,174
    Short-term investments................................................           41,832                   15,617
    Investment in equity securities.......................................           20,723                   16,433
    Accounts receivable, net..............................................          175,475                  118,076
    Expendable spare parts and supplies, net..............................           50,877                   49,327
    Prepaid expenses......................................................           69,435                   42,809
                                                                                 ----------               ----------

        Total current assets..............................................          455,822                  354,436
                                                                                 ----------               ----------

Property and equipment:
    Flight equipment......................................................          881,010                  801,541
    Other property and equipment..........................................          221,833                  208,961
    Equipment purchase deposits...........................................           97,099                   79,399
                                                                                 ----------               ----------
                                                                                  1,199,942                1,089,901
    Less accumulated depreciation and amortization........................          442,079                  382,187
                                                                                 ----------               ----------

         Net property and equipment.......................................          757,863                  707,714
                                                                                 ----------               ----------

Other assets:
    Restricted cash.......................................................           34,639                   35,579
    Reorganization value in excess of amounts allocable to
        identifiable assets, net..........................................          299,154                  315,275
    Other assets, net.....................................................           52,616                   94,150
                                                                                 ----------               ----------

        Total other assets................................................          386,409                  445,004
                                                                                 ----------               ----------
                                                                                 $1,600,094               $1,507,154
                                                                                 ==========               ==========

         See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        2000               1999
                                                                                        ----               ----
                      LIABILITIES AND STOCKHOLDERS' EQUITY                           (UNAUDITED)
                      ------------------------------------
Current liabilities:
    Current maturities of long-term debt....................................         $   55,416         $   45,171
    Accounts payable........................................................            149,011            149,816
    Air traffic liability...................................................            265,676            192,799
    Accrued compensation and vacation benefits..............................             33,609             49,865
    Accrued taxes...........................................................             55,948             23,158
    Other accrued liabilities...............................................             46,956             38,030
                                                                                     ----------         ----------

        Total current liabilities...........................................            606,616            498,839
                                                                                     ----------         ----------

Long-term debt, less current maturities.....................................            145,844            155,168

Deferred credits and other liabilities......................................             97,266            106,989

Deferred tax liability, net.................................................             30,343             31,989

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued............................................                 --                 --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 1,100,000 shares at
        September 30, 2000 and December 31, 1999............................                 11                 11
    Class B common stock, $.01 par value.  Authorized  100,000,000 shares; issued 49,001,996 shares at September 30, 2000 and
        48,561,916 shares at December 31, 1999..............................                490                486
    Additional paid-in capital..............................................            604,742            599,078
    Retained earnings.......................................................            422,489            373,067
    Accumulated other comprehensive income (loss)...........................               (727)                --
                                                                                     ----------         ----------
                                                                                      1,027,005            972,642

    Less: Cost of Class B Common Stock in treasury, 16,291,395
        shares in 2000 and 13,384,795 shares in 1999........................           (306,980)          (258,473)
                                                                                     ----------         ----------

        Total stockholders' equity..........................................            720,025            714,169
                                                                                     ----------         ----------
                                                                                     $1,600,094         $1,507,154
                                                                                     ==========         ==========

         See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                         2000         1999          2000           1999
                                                         ----         ----          ----           ----
Operating revenues:
    Passenger......................................    $549,320     $504,793     $1,639,853     $1,507,661
    Cargo.........................................        8,357        9,877         27,784         31,275
    TLC net revenues...............................      12,141       18,945         43,310         47,609
    Other..........................................      20,721       19,224         60,411         55,400
                                                       --------     --------     ----------     ----------

        Total operating revenues...................     590,539      552,839      1,771,358      1,641,945
                                                       --------     --------     ----------     ----------
Operating expenses:
    Salaries and related costs.....................     142,702      125,398        410,484        363,893
    Aircraft rents.................................      83,692       69,655        244,651        200,757
    Other rents and landing fees...................      34,689       32,089         96,738         92,939
    Aircraft fuel..................................      98,591       60,171        257,450        157,604
    Agency commissions.............................      22,471       29,461         67,694         89,903
    Aircraft maintenance materials and repairs.....      63,754       55,613        185,474        156,237
    Depreciation and amortization..................      12,742       13,339         39,188         37,336
    Amortization of excess reorganization value....       4,974        4,974         14,922         14,922
    TLC expenses...................................       9,820       15,593         39,976         38,043
    Other..........................................     116,864      105,348        355,204        322,807
                                                       --------     --------     ----------     ----------

        Total operating expenses...................     590,299      511,641      1,711,781      1,474,441
                                                       --------     --------     ----------     ----------

Operating income...................................         240       41,198         59,577        167,504
                                                       --------     --------     ----------     ----------
Nonoperating income (expenses):
    Interest income................................       5,172        3,498         11,374          9,058
    Interest expense, net..........................      (3,693)      (5,964)       (11,401)       (18,221)
    Gain on sale of investments....................       1,960          --          27,254            --
    Other, net.....................................       8,583         (860)         8,975          1,586
                                                       --------     --------     ----------     ----------

        Total nonoperating income (expenses), net..      12,022       (3,326)        36,202         (7,577)
                                                       --------     --------     ----------     ----------

Income before income taxes.........................      12,262       37,872         95,779        159,927
                                                       --------     --------     ----------     ----------

Income taxes.......................................      10,960       15,659         46,357         69,521
                                                       --------     --------     ----------     ----------

Net income.........................................    $  1,302     $ 22,213     $   49,422     $   90,406
                                                       ========     ========     ==========     ==========

Earnings per share:
    Basic..........................................    $   0.04     $   0.60    $      1.39     $     2.38
                                                       ========     ========    ===========    ===========
    Diluted........................................    $   0.04     $   0.57    $      1.36     $     2.26
                                                       ========     ========    ===========    ===========
Shares used for computation:
    Basic .........................................      34,312       37,108         35,589         37,969
                                                       ========     ========     ==========     ==========
    Diluted........................................      34,764       38,760         36,296         39,947
                                                       ========     ========     ==========     ==========

         See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  2000                 1999
                                                                                  ----                 ----
  Net cash provided by operating activities..............................       $ 199,516           $ 222,875
                                                                                ---------           ---------
  Cash flows from investing activities:
      Purchases of property and equipment................................        (209,042)           (229,461)
      Sales (purchases) of short-term investments........................         (26,215)             21,781
      Proceeds from sales of property and equipment......................          38,303             184,822
      Net proceeds from sale of subsidiaries.............................          44,530                  --
      Equipment purchase deposits and other..............................          (8,400)             (5,000)
                                                                                ---------           ---------
          Net cash used in investing activities..........................        (160,824)            (27,858)
                                                                                ---------           ---------
  Cash flows from financing activities:
      Repayment of debt..................................................         (41,568)           (171,341)
      Proceeds from issuance of debt.....................................          32,000             162,074
      Repurchase of common stock and AWA warrants........................         (49,305)            (88,506)
      Proceeds from exercise of AWA warrants.............................              --              32,720
      Other..............................................................           5,487               2,591
                                                                                ---------           ---------
          Net cash used in financing activities..........................         (53,386)            (62,462)
                                                                                ---------           ---------

  Net increase (decrease) in cash and cash equivalents...................         (14,694)            132,555
                                                                                ---------           ---------

  Cash and cash equivalents at beginning of period.......................         112,174             108,360
                                                                                ---------           ---------

  Cash and cash equivalents at end of period.............................       $  97,480           $ 240,915
                                                                                =========           =========

  Cash, cash equivalents and short-term investments at end
       of period.........................................................       $ 139,312           $ 246,619
                                                                                =========           =========

  Cash paid for:
      Interest, net of amounts capitalized...............................       $  12,200           $  19,294
                                                                                =========           =========
      Income taxes.......................................................       $   9,708           $  55,644
                                                                                =========           =========

  Non-cash financing activities:
      Notes payable issued for equipment purchase deposits...............       $  31,500           $  17,500
                                                                                =========           =========
      Notes payable canceled under the aircraft
           purchase agreement............................................       $  21,000           $  31,500
                                                                                =========           =========

         See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



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

2.   EARNINGS PER SHARE ("EPS")

         The following table presents the computation of basic and diluted EPS.

                                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                                              2000                 1999                 2000                1999
                                                              ----                 ----                 ----                ----
                                                                          (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
BASIC EARNINGS PER SHARE

Income applicable to common stock ..............          $     1,302          $    22,213          $    49,422          $    90,406
                                                          ===========          ===========          ===========          ===========
Weighted average common shares outstanding .....           34,312,124           37,107,574           35,589,220           37,969,023
                                                          ===========          ===========          ===========          ===========

Basic earnings per share .......................          $      0.04          $      0.60          $      1.39          $      2.38
                                                          ===========          ===========          ===========          ===========
DILUTED EARNINGS PER SHARE

Income applicable to common stock ..............          $     1,302          $    22,213          $    49,422          $    90,406
                                                          ===========          ===========          ===========          ===========

Share computation:
  Weighted average common shares outstanding ...           34,312,124           37,107,574           35,589,220           37,969,023
  Assumed exercise of stock options and warrants              451,627            1,652,004              706,403            1,977,608
                                                          ===========          ===========          ===========          ===========
  Weighted average common shares
        outstanding as adjusted ................           34,763,751           38,759,578           36,295,623           39,946,631
                                                          ===========          ===========          ===========          ===========

Diluted earnings per share .....................          $      0.04          $      0.57          $      1.36          $      2.26
                                                          ===========          ===========          ===========          ===========

         For the three and nine months ended September 30, 2000, options for 3,366,409 and 3,240,797 shares, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the respective periods. Similarly, for the three and nine months ended September 30,1999, options for 1,790,194 and 1,731,731 shares, respectively, are not included in the computation of diluted EPS.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



3.    STOCK REPURCHASE PROGRAM

         In the third quarter of 2000, the Company repurchased 1,518,400 shares of Class B Common Stock on the open market for approximately $24.9 million. As of September 30, 2000, the Company was authorized to purchase 55,900 shares of issued and outstanding Class B Common Stock under the Company's Stock Repurchase Program.

         In October 2000, the Company repurchased 55,000 shares of Class B Common Stock for approximately $0.5 million.

4.    INVESTMENT IN EQUITY SECURITIES

         As of September 30, 2000, AWA owned one million shares of GetThere.com common stock, which were classified as trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The estimated fair value of this investment at that date was approximately $17.7 million based on the quoted market price of GetThere.com common stock. AWA recognized an unrealized holding gain of $8.8 million related to the GetThere.com shares that was included in earnings in the third quarter of 2000. AWA sold all one million shares of GetThere.com for approximately $17.8 million in October 2000.

5.    FLIGHT EQUIPMENT

         In July 2000 AWA announced firm orders for four A319 aircraft to be delivered in 2001. These A319 aircraft represent the exercise of four of AWA's existing option rights under its 1999 aircraft purchase agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA").

         In the third quarter of 2000, AWA also entered into aircraft lease arrangements for two new A319 and three new A320 aircraft, with lease terms ranging from 12 to 22 years.

         In October 2000 AWA exercised its option rights with respect to four A319 aircraft to be delivered in 2001 through 2003 as part of its 1999 aircraft purchase agreement with AVSA.

6.    FINANCING TRANSACTION

         In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft. The combined effective interest rate on the financing is 8.49%. One A319 and one A320 aircraft that are the subject of this financing were delivered in the third quarter of 2000 and one A319 aircraft was delivered in October 2000. The remaining seven aircraft will be delivered between November 2000 and March 2001.

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

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



7.    COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income, a component of stockholders' equity. In accordance with SFAS No. 130, the Company has recorded a $0.7 million net loss to reflect a decrease in the fair market value of its investment in Book4golf.com common stock as of September 30, 2000. The tax benefit associated with the loss included in comprehensive income was $0.4 million. (See Note 8, "Sale of America West Golf Vacations".)

8.    SALE OF AMERICA WEST GOLF VACATIONS

         In July 2000 Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. TLC received 900,000 common shares, with a fair market value of $2.1 million, and up to one million share purchase warrants of Book4golf.com. The number of warrants is based, in part, upon certain performance driven criteria in the future. The Company recorded a non-operating pretax gain on sale of $2.0 million in the third quarter of 2000. Book4golf.com and TLC have formed a post-acquisition alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations. In accordance with SFAS 115, the Company has classified TLC's investment in Book4golf.com as available-for-sale securities in the Company's consolidated balance sheet.

9.    SEGMENT DISCLOSURES

         Segment reporting financial data as of and for the three and nine months ended September 30, 2000 and 1999, respectively, follows (in thousands of dollars):

                                                               THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                               -------------------------------------
                                                                                       Other/
                                                    AWA              TLC          Eliminations (a)        Total
                                                    ---              ---          ----------------        -----
Operating revenue........................      $ 578,457           $12,141           $   (59)           $590,539
Depreciation and amortization............         12,742               333(b)             --              13,075
Amortization of reorganization value.....          4,974               400(b)             --               5,374
Operating income (loss)..................           (920)            2,321            (1,161)                240
Capital expenditures.....................         68,457               219                --              68,676

                                                            THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                            -------------------------------------
                                                                                       Other/
                                                 AWA                 TLC          Eliminations (a)        Total
                                                 ---                 ---          ----------------        -----
Operating revenue........................      $ 533,894           $18,945           $    --            $552,839
Depreciation and amortization............         13,339             1,037(b)             --              14,376
Amortization of reorganization value.....          4,974               400(b)             --               5,374
Operating income ........................         38,848             3,352            (1,002)             41,198
Capital expenditures.....................        127,731               392                --             128,123

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


                                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                  ------------------------------------
                                                                                         Other/
                                                    AWA                 TLC          Eliminations (a)          Total
                                                    ---                 ---          ----------------          -----
Operating revenue........................      $1,728,155           $ 43,310           $    (107)           $1,771,358
Depreciation and amortization............          39,188              2,140(b)               --                41,328
Amortization of reorganization value.....          14,922              1,200(b)               --                16,122
Operating income ........................          60,210              3,334              (3,967)               59,577
Capital expenditures.....................         206,808              2,234                  --               209,042
Segment assets (end of period)...........       1,797,561            100,576            (298,043)            1,600,094

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                  ------------------------------------
                                                                                        Other/
                                                    AWA                TLC           Eliminations (a)          Total
                                                    ---                ---           ----------------          -----
Operating revenue........................      $1,594,549           $ 47,609           $    (213)           $1,641,945
Depreciation and amortization............          37,336              2,034(b)               --                39,370
Amortization of reorganization value.....          14,922              1,200(b)               --                16,122
Operating income ........................         161,796              9,566              (3,858)              167,504
Capital expenditures.....................         225,792              3,669                  --               229,461
Segment assets (end of period)...........       1,776,091            102,416            (233,774)            1,644,733

     (a) Amounts included in the "Other/Eliminations" column reflect the elimination of intercompany investments and transactions between AWA, Holdings and TLC.

     (b) Included in TLC expenses in the Condensed Consolidated Statements of Income.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



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

RESULTS OF OPERATIONS

         In January 1998 TLC began operations as a new travel subsidiary of Holdings to develop and grow the America West Vacations division ("AWV") vacation package tour business. With commencement of TLC, Holdings' operations consisted of two distinct lines of business for financial reporting purposes. While not required by the rules and regulations of the Securities and Exchange Commission, management believed a discussion of AWA and TLC on a stand alone basis in the "Results of Operations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") would provide relevant information that enhanced a reader's understanding of the Company's operating results. Accordingly, starting with Holdings' Form 10-Q for the quarter ended March 31, 1998, a discussion of "Results of Operations" was presented for both AWA and TLC in MD&A.

         TLC initiated its growth strategy by acquiring The Vacation Store ("TVS") in November 1998 and National Leisure Group ("NLG") in May 1999. The acquisitions of TVS and NLG added established retail networks to TLC's largely wholesale travel product line. In May 2000, TLC refocused its strategy on its wholesale business and sold a majority interest in TVS and NLG to a third party, realizing a $9.7 million pretax gain while maintaining a 12% passive ownership interest in the restructured venture. With this sale TLC's stand alone financial statements again primarily reflect the operations of AWV in its role as a package wholesaler generating traffic volume on AWA. Functioning in this manner, management believes reporting TLC's results of operations on a stand alone basis is no longer meaningful and that profitability of AWA and TLC is best measured on a combined basis. Accordingly, the Company will discontinue providing separate company disclosures for AWA and TLC starting with Holdings' Annual Report on Form 10-K for the year ended December 31, 2000.

SUMMARY

         Holdings earned consolidated net income of $1.3 million in the third quarter of 2000, a 94.1% decrease from the third quarter 1999's record consolidated net income of $22.2 million. Diluted earnings per share for the third quarter of 2000 were $0.04 compared to $0.57 in last year's third quarter. The decline in earnings was due primarily to a 59.7% increase in quarter-over-quarter fuel price, an increase in effective income tax rates and the airline's unsatisfactory operating performance during the early part of the quarter. The third quarter 2000 results include an $8.8 million non-operating pretax gain ($5.5 million after tax) related to an investment in one million shares of GetThere.com common stock, which are classified as trading securities (see Note 4, "Investment in Equity Securities" in Notes to Condensed Consolidated Financial Statements) and a $2.0 million non-operating pretax gain ($1.2 million after tax) from TLC's sale of America West Golf Vacations (see
Note 8, "Sale of America West Golf Vacations" in Notes to Condensed Consolidated Financial Statements). Consolidated income tax expense for financial reporting purposes was $11.0 million for the 2000 third quarter on pretax income of $12.3 million. This compares to $15.7 million of tax expense in the third quarter of 1999 on $37.9 million of pretax income. Holdings' effective tax rate increases sharply as pretax earnings decrease primarily as the result of AWA's amortization of excess reorganization value expense, which is not deductible for tax purposes. Accordingly, the Company's book tax rate increased to 89% in the 2000 third quarter from 41% in the 1999 third quarter.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



         Holdings had consolidated net income of $49.4 million for the nine months ended September 30, 2000, compared to $90.4 million in the 1999 period. Results for the nine month period in 2000 include a non-operating pretax gain of $15.5 million ($9.6 million after tax) from AWA's sale of 500,000 warrants to purchase common stock of Priceline.com in the first quarter of 2000, a non-operating pretax gain of $9.7 million ($6.1 million after tax) from TLC's sale of a majority interest in National Leisure Group and The Vacation Store in the second quarter of 2000, and the gains related to AWA's investment in GetThere.com common stock and TLC's sale of America West Golf Vacations discussed above. For the nine months ended September 30, 2000, diluted earnings per share were $1.36 compared to $2.26 for the 1999 period. Consolidated income tax expense for financial reporting purposes was $46.4 million and $69.5 million for the nine months ended September 30, 2000 and 1999, respectively.

AWA

         America West's third quarter 2000 financial results continued to be negatively impacted by the sharp increase year-over-year in jet fuel prices and the airline's poor operating performance in the first half of the quarter. In late July, AWA announced a comprehensive plan to improve customer service and the airline's reliability, including a 3.5% reduction in the number of scheduled aircraft. This reduction provided four additional spare aircraft to substitute for others that may not be available because of maintenance requirements, weather or air traffic control, and to increase access to aircraft for performing reliability-related maintenance. From August 15 through September 30, completion factor averaged 98% versus 94% in July, a 64% reduction in average daily cancellations. In the month of October, AWA's completion factor declined from this level due to weather and air traffic control delays.

         The following discussion provides an analysis of AWA's results of operations for the third quarter and nine months ended September 30, 2000 and material changes compared to the third quarter and nine months ended September 30, 1999.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                             2000              1999            2000             1999
                                                             ----              ----            ----             ----
Operating revenues:
    Passenger.....................................     $   549,320       $   504,793      $  1,639,853     $  1,507,661
    Cargo.........................................           8,357             9,877            27,784           31,275
    Other.........................................          20,780            19,224            60,518           55,613
                                                       -----------       -----------      ------------     ------------
       Total operating revenues...................         578,457           533,894         1,728,155        1,594,549
                                                       -----------       -----------      ------------     ------------
Operating expenses:
    Salaries and related costs...................          142,001           124,990           408,382          362,507
    Aircraft rents................................          83,692            69,655           244,651          200,757
    Other rents and landing fees..................          34,689            32,089            96,738           92,939
    Aircraft fuel.................................          98,591            60,171           257,450          157,604
    Agency commissions............................          22,471            29,461            67,694           89,903
    Aircraft maintenance materials and repairs....          63,754            55,613           185,474          156,237
    Depreciation and amortization.................          12,742            13,339            39,188           37,336
    Amortization of excess reorganization value...           4,974             4,974            14,922           14,922
    Other.........................................         116,463           104,754           353,446          320,548
                                                       -----------       -----------      ------------     ------------
       Total operating expenses...................         579,377           495,046         1,667,945        1,432,753
                                                       -----------       -----------      ------------     ------------

Operating income (loss)...........................            (920)           38,848            60,210          161,796
                                                       -----------       -----------      ------------     ------------

Nonoperating income (expenses):
    Interest income...............................           6,850             5,101            16,910           14,016
    Interest expense, net.........................          (5,621)           (7,419)          (17,003)         (23,243)
    Gains on sale of investments..................            --                --              15,515            --
    Other, net....................................           8,868              (384)            9,829            2,263
                                                       -----------       -----------      ------------     ------------
       Total nonoperating income (expenses), net..          10,097            (2,702)           25,251           (6,964)
                                                       -----------       -----------      ------------     ------------

Income before income taxes........................     $     9,177       $    36,146      $     85,461     $    154,832
                                                       ===========       ===========      ============     ============

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



The table below sets forth selected operating data for AWA.

                                                     THREE MONTHS ENDED       PERCENT           NINE MONTHS ENDED      PERCENT
                                                        SEPTEMBER 30,         CHANGE              SEPTEMBER 30,        CHANGE
                                                      2000       1999        2000-1999           2000       1999      2000-1999
                                                      ----       ----        ---------           ----       ----      ---------
Aircraft (end of period).......................          133        121         9.9                 133        121      9.9
Average daily aircraft utilization (hours).....         10.8       11.6        (6.9)               11.0       11.8     (6.8)
Available seat miles (in millions).............        6,881      6,540         5.2              20,194     19,329      4.5
Block hours....................................      130,047    124,878         4.1             384,495    367,204      4.7
Average stage length (miles)...................          884        865         2.2                 875        860      1.7
Average passenger journey (miles)..............        1,232      1,339        (8.0)              1,299      1,299      -
Revenue passenger miles (in millions)..........        5,026      4,663         7.8              14,381     13,170      9.2
Load factor (percent)..........................         73.0       71.3         1.7 pts            71.2       68.1      3.1 pts
Passenger enplanements (in thousands)..........        5,178      4,895         5.8              14,996     13,882      8.0
Yield per revenue passenger mile (cents).......        10.93      10.83         0.9               11.40      11.45     (0.4)
Revenue per available seat mile:
   Passenger (cents)...........................         7.98       7.72         3.4                8.12       7.80      4.1
   Total (cents)...............................         8.41       8.16         3.1                8.56       8.25      3.8
Fuel consumption (gallons in millions).........        108.4      105.6         2.7               316.4      309.0      2.4
Average fuel price (cents per gallon)..........         91.0       57.0        59.7                81.4       51.0     59.6
Average number of full-time equivalent
   employees...................................       12,461     11,475         8.6              12,117     11,208      8.1

         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                     THREE MONTHS ENDED     PERCENT       NINE MONTHS ENDED     PERCENT
                                                        SEPTEMBER 30,       CHANGE          SEPTEMBER 30,        CHANGE
                                                       2000        1999    2000-1999        2000       1999    2000-1999
                                                       ----        ----    ---------        ----       ----    ---------
(in cents)
Salaries and related costs.....................        2.06        1.91       8.0           2.02       1.88       7.8
Aircraft rents.................................        1.22        1.07      14.2           1.21       1.04      16.6
Other rents and landing fees...................         .50         .49       2.8            .48        .48      (0.4)
Aircraft fuel..................................        1.43         .92      55.7           1.28        .81      56.4
Agency commissions.............................         .33         .45     (27.5)           .34        .46     (27.9)
Aircraft maintenance materials and repairs.....         .93         .85       9.0            .92        .81      13.6
Depreciation and amortization..................         .19         .20      (9.2)           .19        .19       0.5
Amortization of excess reorganization value....         .07         .08      (5.0)           .07        .08      (4.3)
Other..........................................        1.69        1.60       5.7           1.75       1.66       5.5
                                                       ----        ----                     ----       ----
                                                       8.42        7.57      11.2           8.26       7.41      11.4
                                                       ====        ====                     ====       ====

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



Three Months Ended September 30, 2000 and 1999

         For the three months ended September 30, 2000, AWA realized an operating loss of $0.9 million compared to $38.8 million of operating income in last year's third quarter. Income before income taxes for the three month period in 2000 was $9.2 million compared to $36.1 million in 1999.

         Total operating revenues for the 2000 third quarter were a record $578.5 million. Passenger revenues were a record $549.3 million for the three months ended September 30, 2000, an increase of $44.5 million or 8.8% from the 1999 quarter. A 7.8% increase in revenue passenger miles ("RPM") more than offset a 5.2% increase in capacity as measured by available seat miles ("ASM"), resulting in a 1.7 point increase in load factor (the percentage of available seats that are filled with revenue passengers). Passenger revenue per available seat mile ("RASM") for the quarter increased 3.4% to 7.98 cents despite a 2.2% increase in average stage length. Revenue per passenger mile ("yield") increased 0.9% to 10.93 cents from 10.83 cents. Cargo revenues decreased 15.4% to $8.4 million due to lower freight and mail volumes. Other revenues increased 8.1% to $20.8 million for the third quarter of 2000 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         CASM increased 11.2% to 8.42 cents in the third quarter of 2000 from
7.57 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $84.3 million in the third quarter of 2000 or 17.0% as compared to the 1999 third quarter, while ASMs increased only 5.2%. Significant changes in the components of CASM are explained as follows:

- Salaries and related costs per ASM increased 8.0% primarily due to a higher number of employees in the 2000 period to support anticipated growth and an increase in salaries and related costs per employee. The average number of full time equivalent employees ("FTE") increased 8.6% in the quarter while ASMs increased only 5.2% due to the operating reliability issues. Average salaries and related costs per FTE increased 4.6%, primarily due to a new collective bargaining agreement with the Company's fleet service workers, which was entered into in June 2000.

- Aircraft rent expense per ASM increased 14.2% due to the net addition of 12 leased aircraft to the fleet during the 2000 quarter as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

- Other rents and landing fees expense per ASM increased 2.8% in the third quarter of 2000 primarily due to higher airport rentals ($2.0 million) and landing fees ($0.8 million).

- Aircraft fuel expense per ASM increased 55.7% primarily due to a 55.7% increase in the average price per gallon of fuel to 91.0 cents in the 2000 quarter from 57.0 cents in 1999.

- Agency commissions expense per ASM decreased 27.5% as an increase in the percentage of non-commissionable revenue in the third quarter of 2000, primarily due to increased usage of the Company's website, and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher passenger revenues in the 2000 third quarter.

- Aircraft maintenance materials and repairs expense per ASM increased 9.0% principally due to higher airframe maintenance costs ($4.6 million) and capitalized maintenance amortization expense related to aircraft D-Checks and accessories ($1.9 million) in the third quarter of 2000 when compared to the 1999 third quarter. These increases were offset in part by lower engine capitalized maintenance amortization expense ($0.5 million).

- Depreciation and amortization expense per ASM decreased 9.2% due primarily to a decrease in airframe depreciation resulting from the sale/leaseback of six aircraft in August 1999.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



- Amortization of excess reorganization value expense per ASM decreased 5.0% due to the 5.2% increase in ASMs.

- Other operating expenses per ASM increased 5.7% to 1.69 cents from 1.60 cents primarily due to a $4.5 million decrease in expense in the 1999 period resulting from a reduction in the estimated liability for travel awards associated with AWA's frequent flyer program. Higher professional, technical and legal fees ($2.2 million), interrupted trip and baggage claim expenses ($1.1 million) and costs resulting from growth contributed to the increase in other operating expenses in the 2000 third quarter. Growth-related costs include aircraft refueling charges and fuel taxes ($1.9 million), catering expense ($1.8 million), ground handling ($1.5 million), computer reservation system booking fees ($1.1 million), traffic liability insurance ($1.0 million), advertising ($1.0 million), furnished accommodations and per diem ($1.0 million), credit card discount fees ($1.0 million), telephone and other communications charges ($0.7 million), guard services ($0.5 million) and aircraft cleaning ($0.4 million). These increases were offset in part by the recovery of $4.1 million from the settlement of a lawsuit related to certain software applications that were previously written off and a $3.1 million quarter-over-quarter decrease in Year 2000 remediation costs.

         AWA had nonoperating pretax income of $10.1 million in the third quarter of 2000 as compared to $2.7 million of nonoperating pretax expenses in the 1999 third quarter. The period-over-period change was primarily due to an $8.8 million unrealized gain in the 2000 period related to an investment in one million shares of GetThere.com common stock, which are classified as trading securities in the Company's consolidated balance sheet. (See Note 4, "Investment in Equity Securities" in Notes to Condensed Consolidated Financial Statements.) Net interest expense decreased $1.8 million in the third quarter of 2000 primarily due to lower average outstanding debt resulting from the sale/leaseback of six aircraft in August 1999 and interest income increased $1.7 million primarily due to higher interest rates in the 2000 period.

Nine Months Ended September 30, 2000 and 1999

         For the nine months ended September 30, 2000, AWA realized operating income of $60.2 million, a 62.8% decrease from the previous $161.8 million operating income in the nine months ended September 30, 1999. Income before income taxes for the nine month period in 2000 was $85.5 million compared to $154.8 million in 1999.

         Total operating revenues for the nine months ended September 30, 2000 were a record $1.7 billion. Passenger revenues were a record $1.6 billion for the nine months ended September 30, 2000, an increase of $132.2 million or 8.8% from the 1999 period. RPMs increased 9.2% while capacity as measured by ASMs increased 4.5%, resulting in a 3.1 point increase in load factor. RASM increased 4.1% to 8.12 cents for the nine months ended September 30, 2000 despite a 1.7% increase in average stage length. Yield decreased 0.4% to 11.40 cents from 11.45 cents. Cargo revenues decreased 11.2% to $27.8 million due to lower freight and mail volumes. Other revenues increased 8.8% to $60.5 million for the nine months ended September 30, 2000 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         CASM increased 11.4% to 8.26 cents in the nine months ended September 30, 2000 from 7.41 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $235.2 million for the nine months ended September 30, 2000 or 16.4% as compared to the 1999 period, while ASMs increased only 4.5%. Significant changes in the components of CASM are explained as follows:

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



- Salaries and related costs per ASM increased 7.8% primarily due to a higher number of employees in the 2000 period to support anticipated growth and an increase in salaries and related costs per employee. The average number of FTEs increased 8.1% in the period while ASMs increased only 4.5% due to the operating reliability issues. Average salaries and related costs per FTE increased 4.2%, primarily due to a new collective bargaining agreement with the Company's fleet service workers, which was entered into in June 2000 and contractual wage increases required by the Company's pilot and flight attendant agreements.


- Aircraft rent expense per ASM increased 16.6% due primarily to the net addition of 12 leased aircraft to the fleet during the 2000 period as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

- Aircraft fuel expense per ASM increased 56.4% due to a 59.6% increase in the average price per gallon of fuel to 81.4 cents in the 2000 period from 51.0 cents in 1999.

- Agency commissions expense per ASM decreased 27.9% as an increase in the percentage of non-commissionable revenue in the 2000 nine month period, primarily due to increased usage of the Company's website, and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher revenue for the nine months ended September 30, 2000.

- Aircraft maintenance materials and repairs expense per ASM increased 13.6% primarily due to higher airframe maintenance costs ($19.0 million) and capitalized maintenance amortization expense related to aircraft D-Checks and accessories ($4.7 million) for the 2000 period when compared to the comparable period in 1999.

- Amortization of excess reorganization value expense per ASM decreased 4.3% due to the 4.5% increase in ASMs.

- Other operating expenses per ASM increased 5.5% to 1.75 cents from 1.66 cents primarily due to higher interrupted trip and baggage claim expenses driven by the airline's operational challenges ($12.6 million), professional, technical and legal fees ($5.7 million), and higher costs resulting from growth. Growth-related costs include catering expense ($5.8 million), computer reservation system booking fees ($5.0 million), aircraft refueling charges and fuel taxes ($4.1 million), furnished accommodations and per diem ($3.6 million), ground handling ($3.4 million), credit card discount fees ($3.3 million), advertising ($2.9 million), guard services ($1.4 million), traffic liability insurance ($1.3 million) and aircraft cleaning ($1.2 million). A $4.4 million decrease in expense in the 1999 period resulting from a reduction in the estimated liability for travel awards associated with AWA's frequent flyer program also contributed to the increase in other operating expenses in the 2000 period. These increases were offset in part by an $18.9 million period-over-period decrease in Year 2000 remediation costs and the recovery of $4.1 million from the settlement of a lawsuit related to certain software applications that were previously written off.

         AWA had nonoperating pretax income of $25.3 million for the nine months ended September 30, 2000 as compared to $7.0 million of nonoperating pretax expenses in the 1999 period. The period-over-period change was primarily due to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. in the first quarter of 2000 and an $8.8 million unrealized gain related to an investment in one million shares of GetThere.com common stock, which are classified as trading securities in the Company's consolidated balance sheet, in the third quarter of 2000. (See Note 4, "Investment in Equity Securities" in Notes to Condensed Consolidated Financial Statements.) Net interest expense decreased $6.2 million in the first nine months of 2000 primarily due to lower average outstanding debt resulting from the sale/leaseback of six aircraft in August 1999 and interest income increased $2.9 million due to higher interest rates in the 2000 period. The 1999 nine month period benefited from a $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock in the second quarter of 1999.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



TLC

         TLC's consolidated statements of income include the results of The Vacation Store ("TVS"), acquired in November 1998, and the National Leisure Group ("NLG"), acquired in May 1999, through April 30, 2000. On May 1, 2000 a majority interest in TVS and NLG was sold to Softbank Capital Partners and General Catalyst LLC. The following discussion provides an analysis of TLC's results of operations for the third quarter and nine months ended September 30, 2000 and reasons for material changes compared to the third quarter and nine months ended September 30, 1999.

                               THE LEISURE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                   2000             1999              2000               1999
                                                   ----             ----              ----               ----
  Operating revenues.........................    $46,393          $61,168           $168,998           $172,780
  Cost of goods sold.........................     34,252           42,223            125,688            125,171
                                                 -------          -------           --------           --------
  Net revenues...............................     12,141           18,945             43,310             47,609
                                                 -------          -------           --------           --------

  Total operating expenses...................      9,820           15,593             39,976             38,043
                                                 -------          -------           --------           --------

  Operating income...........................      2,321            3,352              3,334              9,566
                                                 -------          -------           --------           --------

  Nonoperating income (expenses),  net.......      2,185             (177)            11,740                (14)
                                                 -------          -------           --------           --------

  Income before income taxes.................    $ 4,506          $ 3,175           $ 15,074           $  9,552
                                                 =======          =======           ========           ========

  Supplemental information
      Gross revenues.........................    $46,393          $79,237           $198,383           $190,851
                                                 =======          =======           ========           ========

Note: Net revenues represent the gross profit earned on the sale of travel services by TLC. This amount is included in Holdings' consolidated operating revenues. Gross revenues represent the total purchase price of all travel services booked by TLC.

         TLC's consolidated income before income taxes for the three months ended September 30, 2000 was $4.5 million, which included the $2.0 million non-operating pretax gain on the sale of America West Golf Vacations. (See Note 8, "Sale of America West Golf Vacations" in Notes to Condensed Consolidated Financial Statements.) Excluding that gain, income before income taxes in the 2000 third quarter decreased by $0.7 million when compared to the third quarter of 1999. Consolidated operating revenues decreased $14.8 million to $46.4 million due primarily to the sale of TVS and NLG in May 2000. TLC's wholesale vacation package revenue decreased $1.6 million due primarily to a decrease in revenue per passenger driven by increased competition in the Las Vegas vacation package market. Consolidated cost of goods sold was $34.3 million in the third quarter of 2000, a decrease of $8.0 million from the third quarter of 1999 due to the sale of TVS and NLG. The cost of wholesale packages sold increased $3.5 million compared to 1999 due to an increase in passenger volume. Consolidated net revenues decreased by $6.8 million. Total consolidated operating expenses decreased $5.8 million in the 2000 quarter when compared to 1999, primarily due to the sale of TVS and NLG.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



         For the nine months ended September 30, 2000, consolidated income before income taxes was $15.1 million, which included the $9.7 million non-operating pretax gain on the sale of a majority interest in TVS and NLG and the $2.0 million gain on the sale of America West Golf Vacations. Excluding these gains, income before income taxes for the nine months ended September 30, 2000 decreased $6.2 million when compared to 1999. Consolidated operating revenues were $169.0 million or $3.8 million lower than the 1999 period. TVS and NLG revenues were $4.6 million higher than 1999 while wholesale vacation package revenues were $8.4 million lower due to a decrease in revenue per passenger. Consolidated cost of goods sold was relatively flat period-over-period. Consolidated net revenues decreased $4.3 million in 2000. Total consolidated operating expenses increased $1.9 million for the nine months ended September 30, 2000 primarily due to higher costs related to TVS and NLG.

LIQUIDITY AND CAPITAL RESOURCES

         Holdings' unrestricted consolidated cash and cash equivalents and short-term investments increased to $139.3 million at September 30, 2000 from $127.8 million at December 31, 1999. Net cash provided by operating activities decreased to $199.5 million for the nine months ended September 30, 2000 from $222.9 million in 1999 due to lower net income in the 2000 period. Net cash used in investing activities increased to $160.8 million for the 2000 period from $27.9 million for the 1999 period primarily due to the sale of six aircraft for $114.1 million in the 1999 period as part of a sale/leaseback transaction. The 2000 period included purchases of short-term investments totaling $26.2 million as compared to sales of $21.8 million of short-term investments in 1999. This increase was offset in part by the sale of TVS and NLG which generated net proceeds of $44.5 million. Net cash used in financing activities was $53.4 million for the nine months ended September 30, 2000 compared to $62.5 million in the 1999 period. The 2000 period included $32.0 million of borrowing to fund the acquisition of a new A320 aircraft. This borrowing was subsequently repaid in full as a result of a sale/leaseback transaction. The 2000 period also included long-term debt repayments of $9.6 million and purchases of common stock under the Stock Repurchase Program totaling $49.3 million. The 1999 period included two borrowings under AWA's revolving credit facility totaling $162.1 million, of which $94.3 million was repaid in April 1999 with the remaining $67.8 million repaid in October 1999. The 1999 period also included proceeds of $32.7 million from the exercise of 2.6 million AWA warrants to purchase Holdings' Class B Common Stock, purchases of common stock and AWA warrants totaling $88.5 million and long-term debt repayments of $9.3 million.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at September 30, 2000 was $150.8 million.

         Long-term debt maturities through 2002 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $35.6 million, $9.8 million and $9.7 million, respectively, for the remainder of 2000, 2001 and 2002. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

         At September 30, 2000, AWA had firm commitments to AVSA to purchase a total of 40 Airbus aircraft, with five remaining to be delivered in 2000. The remaining 35 aircraft will be delivered in 2001 through 2004. AWA also has 21 options and 25 purchase rights to purchase aircraft in the "A320 family" of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. In October 2000 AWA exercised its option rights with respect to four A319 aircraft to be delivered in 2001 through 2003 as part of its 1999 aircraft purchase agreement with AVSA. The aggregate net cost of firm commitments remaining under the aircraft order, including the four A319 aircraft ordered in October 2000, is approximately $1.6 billion.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



         In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The combined effective interest rate on the financing is 8.49%. One A319 and one A320 aircraft that are the subject of this financing were delivered in the third quarter of 2000 and one A319 aircraft was delivered in October 2000. The remaining seven aircraft will be delivered between November 2000 and March 2001.

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

         AWA has in place a $125 million senior secured revolving credit facility with a group of financial institutions that will expire in December 2002. The credit agreement is secured by certain assets of AWA. As of September 30, 2000, $111.8 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of September 30, 2000.

         In July 2000 Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservations systems. TLC received 900,000 common shares, with a fair market value of $2.1 million, and up to one million share purchase warrants of Book4golf.com. The number of warrants is based, in part, upon certain performance driven criteria in the future. The Company recorded a non-operating pretax gain on sale of $2.0 million in the third quarter of 2000. Book4golf.com and TLC have formed a post-acquisition strategic alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations.

         In October 2000 AWA sold one million shares of GetThere.com common stock for approximately $17.8 million.

         Capital expenditures for the nine months ended September 30, 2000 and 1999 were approximately $209.0 million and $229.5 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $93.1 million for the nine months ended September 30, 2000 and $83.3 million for the nine months ended September 30, 1999.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at September 30, 2000.

OTHER INFORMATION

LABOR RELATIONS

         The Company is in the process of negotiating with the Air Line Pilots Association ("ALPA") on a new contract for AWA's pilots. The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the International Brotherhood of Teamsters ("IBT") on a first contract covering the Company's stock clerks, a work group of approximately 50 employees. The Company cannot predict the form of these future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



ADDITIONAL INFORMATION

         The air travel business historically fluctuates in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to events that result in declines in air travel, such as political instability, regional hostilities, recession, fuel price escalation, inflation, adverse weather conditions, consumer preferences, labor instability or regulatory oversight. The Company's results of operations for interim periods are not necessarily indicative of those for an entire year, because the travel business is subject to seasonal fluctuations. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline and leisure travel industries in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year.

         This discussion contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. In addition to the factors identified above, among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business - Risk Factors," included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is on file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)   Commodity Price Risk

         As of September 30, 2000 the Company had entered into price basis swap transactions which fix the spread between West Coast jet fuel prices and heating oil futures. Further, the Company had entered into a costless collar transaction which established an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 20% of projected fuel volumes for the fourth quarter.

         The use of such transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the spread between West Coast jet fuel prices and heating oil futures. At September 30, 2000 the Company estimates that a 10% change in the price of West Coast jet fuel relative to heating oil futures would have changed the fair value of existing basis swap contracts by approximately $0.1 million. In addition, a 10% increase in heating oil futures prices would have changed the fair value of the costless collar by approximately $1.5 million while a 10% decrease in heating oil futures prices would have changed the fair value by approximately $2.6 million.

         As of October 31, 2000 approximately 27% of AWA's remaining 2000 fuel requirements are hedged.

(b)      Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At September 30, 2000 the Company's variable-rate long-term debt obligations of approximately $16.2 million represented approximately 11.1% of its total long-term debt. If interest rates increased 10% in 2000, the impact on the Company's results of operations would not be material.

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER            DESCRIPTION AND METHOD OF FILING
                  *10.38(1)         Amendment No. 4, dated July 1, 2000, to the A319/320 Purchase Agreement dated as of September 12, 1997 between AVSA S.A.R.L. and AWA.

                  *10.39(1)         Amendment No. 5, dated October 12, 2000, to the A319/320 Purchase
                                    Agreement dated as of September 12, 1997 between AVSA S.A.R.L. and AWA.

                  *27.1             Financial Data Schedule.
                  -----
                  *                 Filed herewith.

         (1) The Company has sought confidential treatment for portions of the referenced exhibit.

         b.       Reports on Form 8-K

                  None

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICA WEST HOLDINGS CORPORATION





                                              By   /s/ W. Douglas Parker
                                                   --------------------------
                                                   W. Douglas Parker
                                                   Executive Vice President


DATED:   November 14, 2000

                        AMERICA WEST HOLDINGS CORPORATION
                               SEPTEMBER 30, 2000



                                  EXHIBIT INDEX

                  EXHIBIT
                  NUMBER            DESCRIPTION AND METHOD OF FILING
                  ------            --------------------------------
                  *10.38 (1)        Amendment No. 4, dated July 1, 2000, to the A319/320 Purchase Agreement dated as of September 12, 1997 between AVSA S.A.R.L. and AWA.

                  *10.39 (1)        Amendment No. 5, dated October 12, 2000, to the A319/320 Purchase Agreement dated as of September 12, 1997 between AVSA S.A.R.L. and AWA.

                  *27.1             Financial Data Schedule.
                  -----
                  *                 Filed herewith.

         (1) The Company has sought confidential treatment for portions of the referenced exhibit.