Form 10-K405
period 2000-12-31
AMERICA WEST HOLDINGS CORP; AMERICA WEST AIRLINES INC
filed 2001-04-02
CIK 1029863, 706270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12649
AMERICA WEST HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	86-0847214

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

111 WEST RIO SALADO PARKWAY	(480) 693-0800

TEMPE, ARIZONA 85281 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED:

CLASS B COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

COMMISSION FILE NUMBER 1-10140
AMERICA WEST AIRLINES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	86-0418245

(STATE OR OTHER JURISDICTION OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NO.)

OR ORGANIZATION)

4000 E. SKY HARBOR BOULEVARD	(480) 693-0800

PHOENIX, ARIZONA 85034-3899 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
SENIOR UNSECURED NOTES DUE 2005
(TITLE OF CLASS)

      Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of each of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      As of March 30, 2001, there were 32,698,461 shares of America West Holdings Corporation Class B Common Stock, $.01 par value issued and outstanding. As of such date, based on the closing sales price, 32,111,512 shares of Class B Common Stock, having an aggregate market value of approximately $308,270,515 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates. As of March 30, 2001, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement related to America West Holdings Corporation’s 2001 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of America West Holdings Corporation’s fiscal year ended December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

      AMERICA WEST AIRLINES, INC., A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

Note Concerning Forward-Looking Information

      This Report contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “project,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company’s results are competitive practices in the airline and travel industries generally and particularly in the Company’s principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company’s relations with unionized employees generally and the impact of the process of negotiation of labor contracts on the Company’s operations, the outcome of negotiations of collective bargaining agreements and the impact of those agreements on labor costs, and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company’s operations. For additional discussion of such risks see “Business —Risk Factors,” included in Item 1 of this Report on Form 10-K. Any forward-looking statements speak only as of the date such statements are made.

PART I

      This combined Form 10-K is filed by each of America West Holdings Corporation and its wholly owned subsidiary, America West Airlines, Inc. America West Holdings Corporation is referred to as “Holdings” or “the Company” or “our Company”, and America West Airlines is sometimes referred to as “AWA” or “the Airline”. The Leisure Company, the other wholly owned subsidiary of Holdings, is sometimes referred to as “TLC”. The term “we” is used to refer to management of the Company, the Airline or TLC, as the context requires.

ITEM 1. BUSINESS

Overview of our Company’s Businesses

      Holdings is the parent company of AWA and TLC. We believe that the holding company structure improves the Company’s ability to manage separate business segments effectively and that Holdings provides a platform for further expansion of the Company’s travel-related businesses. The Company intends to continue to evaluate investment and expansion opportunities that would allow it to capitalize on the key strengths and market positions of AWA, TLC and Holdings’ e-commerce businesses.

      AWA is the ninth largest commercial airline carrier in the United States, operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. AWA has the lowest cost structure of all major full-service domestic airlines in the United States. At December 31, 2000, the Airline served 63 destinations, including seven destinations in Mexico and two in Canada, with a fleet of 138 aircraft and offered service to an additional 44 destinations through alliance arrangements with other airlines.

      TLC arranges and sells leisure travel products that may include airfare, hotel accommodations, ground transportation, and a variety of other travel options. TLC’s largest brand, America West Vacations, has significant strength in the Las Vegas destination market and also has presence in other vacation destinations such as Arizona, California, Florida, Mexico and Canada.

      Together, Holdings and its subsidiaries employed 14,146 people on December 31, 2000.

Strategy

      The Company seeks to maximize stockholder value by capitalizing on the Company’s key competitive strengths while maintaining financial flexibility. The principal elements of our strategy are to improve customer service, to grow America West Airlines, to improve the Airline’s unit revenues, to maintain the Airline’s strategic cost advantage, to ensure financial flexibility for the future and to pursue strategic technology and e-commerce opportunities in the travel and travel-related industries.

      Improve Customer Service

      The Company is committed to building a winning airline by taking care of our customers. During 2000, we implemented a number of initiatives designed to improve the airline’s reliability, including a temporary reduction in AWA’s flight schedule to reduce cancellations and improve on-time performance, a restructured approach to AWA’s existing line maintenance operation, increased capacity to perform preventive and reliability-related maintenance, the use of automation to optimize the provisioning of spare parts and components, an increase in ramp personnel in Phoenix and Las Vegas and a comprehensive program to increase the efficiency of AWA’s hub operation at Phoenix Sky Harbor International Airport.

      In addition to the operational reliability improvements, we implemented a number of other initiatives designed to improve customer satisfaction. A new team was deployed with exclusive responsibilities to develop innovative approaches to Customers First initiatives and ensure that the airline is exceeding its twelve commitments under this industry-wide program. A new officer position, Vice President —Customers, was created to oversee AWA’s Customers First program and function as the advocate on behalf of the airline’s customers on AWA’s senior management team and for all strategic decisions made by the Company. In addition, we implemented enhancements in automation of the passenger re-accommodation process and added personnel and ticket counter space at Phoenix Sky Harbor International Airport and Las Vegas McCarran International Airport to reduce the time spent processing changes to passenger itineraries in the event of cancellations or delays.

      AWA also implemented several technology initiatives to improve the customer experience including: 1) a project to maintain up-to-date, accurate arrival and departure information on the Flight Information Display monitors at certain airports, including Phoenix Sky Harbor International Airport, 2) a project to allow customers to check-in and receive boarding passes at the curb at Phoenix Sky Harbor International Airport, and 3) a project that allows customers the ability to check system-wide schedules and flight arrival and departure information through wireless devices.

      Grow the Airline

      The Company intends to continue growing the Airline primarily by increasing service to and from Phoenix and Las Vegas. The Phoenix and Las Vegas markets are among the fastest growing in the United States, and the Company believes that its Phoenix hub remains undersized relative to its potential. In execution of this strategy, AWA has increased available seat miles (“ASMs”) 15% over the past three years with the majority of this growth focused on strengthening AWA’s position at Phoenix. Compared with 2000, ASMs are expected to increase approximately 6% in 2001 and approximately 5% annually through 2003. The growth will be focused on adding frequencies from Phoenix to existing business markets and, to a lesser degree, to markets not previously served by AWA.

      The Airline has expanded its reach outside of its core markets through alliances. AWA has codesharing arrangements with Continental Airlines, Mesa Airlines, British Airways, Northwest Airlines, Chautauqua Airlines, Big Sky Airlines and EVA Airways of Taiwan, and has received United States government approval for a codesharing agreement with Air China. These alliances allow the Airline to expand its passenger base without significant increases in capital or operating expense and in some cases, achieve cost savings through economies of scale and joint purchasing agreements. The Company believes that alliances are an efficient means of developing new markets and increasing travel opportunities for its customers. We anticipate continuing to pursue such relationships with existing alliance partners and other domestic and international carriers.

      Improve the Airline’s Unit Revenues

      Due to AWA’s leisure oriented hub markets in Phoenix and Las Vegas, the competitive nature of many of the western U.S. markets where the Airline flies, and the Airline’s size relative to its competition, AWA’s passenger revenue per available seat mile (“RASM”) is well below the average RASM for the ten largest airlines in the United States. One of the Company’s primary opportunities to improve profitability is to close that RASM gap through three main efforts: growing in key business markets; investing in scheduling and revenue management automation and technology; and improving the quality of the Airline’s products.

      Maintain Strategic Cost Advantage

      The Company is committed to maintaining AWA’s low cost structure, which we believe offers a significant competitive advantage over other major full-service airlines. In 2000 the Company’s cost per available seat mile (“CASM”) was 8.50 cents, approximately 17% less than the average CASM of the other major domestic hub-and-spoke airlines. AWA has achieved this low cost structure primarily through employee productivity, favorable labor costs per ASM and high aircraft utilization.

      Ensure Financial Flexibility

      The airline and travel industries are cyclical in nature. Because of this, an important element of the Company’s strategy is to maintain financial flexibility as protection against a downturn in the business cycle. A key component of this strategy is AWA’s aircraft leasing plan. As of December 31, 2000, and through the end of 2004, leases for 54 aircraft will expire. As a result, if economic conditions change adversely during that period, the Airline can delay the growth of its fleet and its aircraft-related financial obligations by electing to not renew these aircraft leases. Another component of this strategy is the Company’s compensation system for its non-union employees, which includes a variable pay element based largely on the Company’s operating income level. The Company further enhances its financial flexibility by maintaining a $125 million senior secured revolving credit facility with certain financial institutions.

      Pursue Strategic Technology and E-Commerce Opportunities

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

      We have already made significant progress in our efforts to create value through equity positions in our partners. During 2000, we recognized pretax gains of approximately $25 million, primarily through disposition of equity interests in Priceline.com and GetThere.com. In addition, we currently hold equity stakes in nine on-line ventures, eight of which are not yet public. In May 2000 we completed the sale of a majority interest in TLC’s retail operations for $52 million in cash and a 12% passive ownership interest in the restructured venture. In July 2000, we completed the sale of America West Golf Vacations, receiving 900,000 common shares of Book4golf.com.

      During 2000, the Company undertook a number of technology initiatives in support of the improvement of the airline’s operations, upgrading the Company’s technology infrastructure and the deployment of new systems in support of key business objectives. We have upgraded the Company’s network and telecommunications infrastructure at the Phoenix Sky Harbor International Airport and the Phoenix maintenance facility and implemented a new cargo tracking system and a new flight attendant scheduling system required by the flight attendant collective bargaining agreement. Implementation of a company-wide area network (“WAN”) and development of a disaster recovery plan are expected to be complete in 2001.

America West Airlines

      The Airline’s Operations

      As of December 31, 2000, AWA is the ninth largest commercial airline and our unit cost is the lowest of all full-service airlines in the United States. The Airline reported approximately $2.3 billion in revenues in 2000, an increase in annual revenues of 6.7% over revenues reported in 1999 and almost 48% over those reported in 1995. The Airline operates through its hubs in Phoenix, Arizona and Las Vegas, Nevada and a mini-hub in Columbus, Ohio. At the end of 2000 the Airline operated a fleet of 138 aircraft flying approximately 640 flights each day and served 63 destinations directly and offered service to another 44 destinations through AWA’s alliance agreements with other carriers.

      We seek to maximize AWA’s market share and profitability by operating the Airline through a hub and spoke network, the strategy employed by all but one of the ten largest airlines in the United States. As of December 31, 2000, AWA is the leading airline serving Phoenix based on ASMs and takeoffs and landings and ranks second in Las Vegas based on the same measures.

      We believe that the success of the Airline’s operations in Phoenix and Las Vegas is due to a number of factors including:

•	Phoenix is the seventh largest city in the United States and its metropolitan area is the 14th largest in the country.

•	The attractiveness of Phoenix and Las Vegas as business and leisure destinations.

•	The size of those cities’ airports. Phoenix Sky Harbor International Airport is the 5th largest airport in the United States based on takeoffs and landings and Las Vegas McCarran International Airport is the 7th largest airport in the country by that measure.

•	The geographically favorable location of those cities with convenient access to and connecting opportunities for passengers travelling to or from key southwest and west coast markets and vacation destinations in Mexico.

•	The relatively low operating costs incurred in those cities’ metropolitan areas and at those airports.

      The Phoenix and Las Vegas metropolitan areas are among the fastest growing in the country. Moreover, we believe that our Phoenix hub remains undersized compared to other airlines’ hubs of similar or smaller populations and airport size. Therefore, we believe that the Airline’s hubs are well positioned for the continued growth that is one of the key elements of our strategy.

      Toward that end, the Company has increased service in Phoenix from 174 daily jet departures at year-end 1995 to 268 at December 31, 2000. America West’s goal is to increase daily jet departures to 300 by year-end 2002 primarily by adding flight frequencies in existing markets with demonstrated profitability. America West has a 25 —30% market share of Phoenix-originating passengers and is working aggressively to capture a greater share of this traffic.

      As a key element of America West’s strategy to improve unit revenues we have placed a greater emphasis on the business traveler over the past three years. Tailoring its schedule to attract a greater percentage of high-yield business flyers, America West has added nonstop destinations and increased flight frequencies to major business destinations. Inventory-management systems, much improved over the last three years, assure that good seats are available to the Company’s most-frequent and most-lucrative travelers.

      At the same time, the sales and marketing focus on the business traveler has been increased. The Flight Fund frequent-flyer program was improved in early 1999 and then again in early 2001. The changes included more domestic and international destinations for free award travel, non-expiring miles and lower redemption levels throughout the year. The America West fleet also is undergoing an upgrade, with new Airbus A319s and A320s being added. Airbus A318 aircraft will be added to the fleet in 2003. The Airbus aircraft offer wider, more comfortable cabins and more first class seats than the Boeing 737s that traditionally have been the mainstay of America West’s fleet. The improved in-flight services include enhanced meal service and in-flight entertainment in first class and in coach on long-haul flights.

      The Company is also committed to providing quality customer service and reliability. In this regard, we were less successful in 2000. In July 2000 AWA announced a series of actions designed to improve operational reliability and restore customer confidence by reducing the number of flight cancellations and improving on-time performance. The specific initiatives announced include:

•	A 3.5% reduction in the number of scheduled aircraft to provide four additional spare aircraft to substitute for other scheduled aircraft that may not be available because of maintenance requirements, weather or air traffic control, and to increase access to aircraft for performing reliability-related maintenance.

•	A restructured approach to AWA’s existing line-maintenance operations including increasing staffing, parts provisioning, automation and support.

•	An increase in AWA’s capacity to perform preventive and reliability-related maintenance by adding two additional aircraft maintenance lines.

•	The use of automation to optimize the provisioning of spare parts and components to ensure more efficient and effective deployment of AWA’s spare part inventory throughout the system.

•	An increase in ramp personnel at AWA’s Phoenix and Las Vegas hubs to reduce ground delays and improve baggage handling.

•	Implementation of a program designed to increase the efficiency of AWA’s Phoenix hub operation.

      During the fourth quarter of 2000, AWA’s operating reliability improved as the service initiatives implemented in late summer reduced the number of aircraft out of service. Maintenance-related cancellations fell 24% versus the third quarter 2000. A key focus for America West going forward will be improving the Company’s operational reliability.

      Alliances with Other Airlines

      AWA has alliance agreements with Continental Airlines, Mesa Airlines, British Airways, Northwest Airlines, Chautauqua Airlines, Big Sky Airlines and EVA Airways of Taiwan, and has received United States government approval for an alliance arrangement with Air China.

      AWA’s alliance agreement with Continental Airlines provides for codesharing arrangements, coordinating flight schedules, sharing ticket counter space and coordinating ground handling operations. The arrangement also allows AWA FlightFund (the Airline’s frequent flyer program) members to earn credits for travel on Continental and for frequent flyer benefits earned by AWA customers to be redeemed for travel on Continental’s system.

      By codesharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. The arrangement also provides that AWA personnel handle Continental’s ticket counter and ground operations at certain airports in the western and southwestern United States and that Continental’s personnel handle those operations for AWA at certain airports in the east, midwest and south. Through its alliance arrangement with Continental, AWA offered service to an additional 15 destinations as of December 31, 2000 and achieves cost savings primarily through the consolidation of airport facilities and resources and elimination of duplicative costs for labor and equipment.

      Mesa Airlines (“Mesa”), operating as America West Express, provides regional feeder service to and from the Airline’s Phoenix hub to destinations in the western United States and northern Mexico flying, principally, regional jets and large turboprop aircraft. In addition, Mesa operates America West Express regional jet service to and from the Airline’s mini-hub in Columbus, Ohio to midwest and eastern business markets. As of December 31, 2000, 21 regional jets were committed to America West Express service. Through its alliance arrangement with Mesa, AWA offered America West Express service to an additional 29 destinations as of December 31, 2000. The alliance arrangement with Mesa provides for the Airline’s management of coordinated flight schedules and all America West Express marketing and sales. All reservations are booked under AWA’s flight designator code. America West Express passengers connecting to or from an AWA flight can purchase one airfare for their entire trip.

      In the first quarter of 2001 AWA restructured its codeshare agreement with Mesa Airlines to expand regional flying in the western United States under the America West Express banner. AWA also entered into a new partnership with Chautauqua Airlines for regional codesharing as America West Express in the eastern United States. Under these agreements, the America West Express regional fleet will increase to 77 jet aircraft by 2005 with options for further expansion to as many as 129 aircraft. The new regional jets will be used to grow AWA’s service from its three primary hubs in Phoenix, Las Vegas and Columbus, Ohio. AWA also entered into a codeshare agreement with Big Sky Airlines, expanding AWA’s route structure with service to 20 new markets in Montana, Texas, Oklahoma and Arkansas.

      AWA’s alliance agreement with British Airways allows British Airways to offer connecting service to and from British Airways’ flights to Phoenix, San Francisco and Los Angeles onward to certain destinations served by the Airline. The arrangement also allows AWA FlightFund members to earn credit for travel on British Airways and for frequent flyer benefits earned by AWA customers to be redeemed for travel on British Airways’ system.

      Through AWA’s alliance agreements with Northwest Airlines and EVA Airways, AWA provides connecting service from those airlines’ Pacific routes to Las Vegas and Phoenix. Upon implementation of the alliance agreement with Air China, AWA will provide connecting service to Las Vegas and Phoenix from Air China’s Pacific routes.

      Airline Competition and Marketing

      The airline industry is highly competitive. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs, on-board products and other services. AWA competes with a number of major airlines on medium and long haul routes to and from and through its hubs and with a number of carriers for short haul flights at its Phoenix and Las Vegas hubs and its Columbus mini-hub. AWA competes with other major full service airlines based on price and, due to its low cost structure, is able to compete with other low cost carriers in both short and long haul markets. The consolidation of existing carriers and the entry of additional carriers in many of AWA’s markets (as well as increased services by established carriers) could negatively impact AWA’s results of operations. For additional discussion of industry competition and related government regulation, see “Risk Factors —The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or low-cost structures” and, generally, “Government Regulations.”

      Most tickets for travel on AWA are sold by travel agents. Travel agents generally receive commissions based on the price of tickets sold. AWA and other airlines often pay additional commissions in connection with special revenue programs, competing not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. AWA pays a travel agency base commission rate of 5% with a maximum payment of $50 for each round trip flight. We believe that our commission structure, together with AWA’s program of additional commissions in connection with special programs, is competitive with the commission programs of the other major United States airlines.

      Most tickets sold by travel agents are sold through computer reservation systems that are controlled by other airlines. Travel agents’ reliance on those computer reservation systems have, from time to time, significantly increased the cost of making reservations, which costs are born by airlines which subscribe to the computer reservation systems, including AWA.

      AWA has sought to address these issues through several initiatives. First, AWA’s electronic or paperless ticketing program responds to customer needs and reduces distribution costs for tickets booked directly through the Airline’s reservation system and through travel agencies. During 2000 approximately 71.5% of the Airline’s tickets were processed electronically, up from 60% during 1999. Second, AWA provides the ability for its customers to book tickets directly through the Internet using the Airline’s web site located at www.americawest.com, thus avoiding the more expensive computer reservation systems. Bookings through americawest.com and other travel-related Internet sites were approximately 13.3% of total 2000 bookings, up from 7% in 1999.

      Federal regulations have been promulgated that are intended to diminish preferential scheduling displays and other practices with respect to computer reservation systems that place AWA and other similarly situated users at a competitive disadvantage to airlines controlling the systems. Those regulations are presently under review by the Department of Transportation (“DOT”). The Airline is participating aggressively in the federal rule making process related to computer reservations systems.

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

      The Company accounts for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food, beverages, supplies, fuel, liability insurance and ticketing costs which are accrued as FlightFund members accumulate mileage credits. No profit or overhead margin is included in the accrual for those incremental costs. Non-revenue FlightFund travel accounted for 2.6%, 3.2% and 3.5% of total revenue passenger miles for the years ended December 31, 2000, 1999 and 1998, respectively. We do not believe that non-revenue FlightFund travel results in any significant displacement of revenue passengers.

      The Airline’s Fleet

      At December 31, 2000, the Airline operated a fleet of 138 aircraft having an average age of 10.0 years. The Airline’s aircraft acquisition program will provide the aircraft necessary to allow the Airline to continue its strategic growth. Terminations of aircraft operating leases scheduled to occur over the next several years will allow the Airline flexibility to manage the growth of its fleet size and related financial obligations in response to unfavorable economic conditions.

      In 2001 the Airline intends to take delivery of 15 new aircraft, retire three aircraft and expects to operate a fleet of 150 aircraft at the end of 2001 having an average age of 9.9 years.

      The Airline’s fleet at the end of 2000 and as expected at the end of 2001 are described in the table below:

		Number 12/31		Average Age (Yrs.) 12/31
Aircraft	Approx.
Types	No. Seats	2000	2001	2000	2001

B737-200	113	14	14	19.2	20.2

B737-300	132	47	45	13.2	14.2

B757-200	190	13	13	14.2	15.2

A319-100	124	19	31	1.0	1.4

A320-200	150	45	47	6.4	6.9

Totals		138	150	10.0	9.9

      As of March 30, 2001, AWA had firm commitments to purchase or acquire by operating lease a total of 15 Airbus A318-100, 11 Airbus A319-100 and 10 Airbus A320-200 aircraft for delivery in 2001 through 2004. The Airline also has 17 options and 25 purchase rights to acquire aircraft in the “A320 family” of aircraft (A318s, A319s, A320s and A321s) for delivery in 2005 through 2008. As of March 30, 2001, leases for 54 of the Airline’s aircraft were scheduled to terminate through the end of 2004.

      The following table illustrates the Airline’s committed orders and scheduled lease terminations over 2002-2004:

	2002	2003	2004

Firm Orders (A318-100/319-100/A320-200)	4	11	10

Scheduled Lease Terminations	14	25	5

      For further details on the Airline’s commitments to acquire aircraft and financing strategies and capital requirements for aircraft, see “Risk Factors —Our high level of debt may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions.” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

The Leisure Company

      TLC’s Operations, Products, Marketing and Competition

      TLC sells individual and group travel packages including air transportation on AWA, hotel accommodations, car rentals and other travel products directly to consumers and through retail travel agencies in the United States, Canada and Mexico. TLC focuses on simple, high-volume, value-oriented travel packages marketed on a national and international basis.

      TLC is one of the largest providers of Las Vegas vacation packages and hotel rooms in the United States sold under the company’s largest brand, America West Vacations. The majority of sales are from vacation packages for destinations in Nevada, Arizona, California, Mexico and western ski resorts in Colorado, Utah and Canada. TLC sells vacation packages and discounted hotel rooms through its Tempe, Arizona call center and through its Internet site at www.americawestvacations.com.

      On May 2, 2000, TLC refocused its strategy on its core wholesale vacation package business and sold a majority interest in The Vacation Store (“TVS”), acquired in November 1998, and National Leisure Group (“NLG”), acquired in May 1999, to Softbank Capital Partners and General Catalyst, LLC. TLC realized a $9.2 million non-operating pretax gain on the sale while maintaining a 12% passive ownership interest in the restructured venture.

      In July 2000 TLC sold the property and assets of the America West Golf Vacations business to Book4golf.com, a provider of Internet-based, real-time golf tee time reservations systems. TLC received as consideration 900,000 common shares and up to 700,000 share purchase warrants in Book4golf.com Corporation. Exercise of the warrants and right to earn an additional 300,000 common shares is subject to certain performance criteria. TLC and Book4golf.com also entered into a services agreement whereby TLC provides product fulfillment support for America West Golf Vacations and other Book4golf Travel Services brands.

      The Leisure Company competes in a fragmented, consolidating travel industry that is highly competitive with relatively low barriers to entry. TLC competes for customers through national mass media, preferred supplier agreements and on-line with E-travel companies with exclusive relationships with major Internet portals. Fewer large competitors with stronger off-line and on-line market positions and brand recognition are continuing to emerge. The industry also faces disintermediation as suppliers adopt new Internet and E-commerce strategies.

      TLC remains focused on simple, high-volume products which have traditionally provided high margins. TLC is developing viable business strategies for the future including new leisure travel products and an expanded Internet presence. TLC’s strong position in Las Vegas, affiliation with AWA’s growing route network and E-commerce strategy will strengthen TLC’s positioning. TLC continues to evaluate investment and strategic alliance opportunities in the leisure travel industry.

Employees and Labor Relations

      The Company’s businesses are labor intensive with wages, salaries and benefits representing approximately 24% of the Company’s operating expenses during 2000.

      As of December 31, 2000, the Company employed 11,337 full-time and 2,809 part-time employees, for a full-time equivalent of 13,145 employees (“FTEs”). We believe that the Company’s workforce is very productive, compared to workforces employed at other major United States airlines. As AWA pursues its growth strategy, we believe that this productivity will be improved as economies of scale will allow the Company to increase the size of its workforce proportionately less than the growth in number of aircraft or ASMs.

      The Company’s non-union employees are compensated on a pay-for-performance basis under which salaries and wages are determined in part by performance evaluations by an employee’s superiors and peers. To encourage increased productivity, the Airline awards performance bonuses, referred to as AWArd Pay, to eligible, non-executive, non-union employees provided certain annually established targets are achieved. AWArd Pay bonuses could range from 5% of base pay if those targets are met to 25% of base pay if those targets are significantly exceeded. The 345 non-union employees of TLC participate in a similar performance bonus plan based on TLC’s performance. No performance bonuses were paid in 2000 as neither the Airline nor TLC met the minimum operating income thresholds for payout.

      A large majority of the employees of the major airlines in the United States are represented by labor unions. There have been numerous attempts by unions to organize AWA’s employees and we expect those organization efforts to continue in the future. As illustrated by the table below, several groups of AWA’s employees have selected union representation and negotiated collective bargaining agreements with the Airline. We cannot predict the outcome of any continuing or future efforts to organize the Airline’s employees or the terms of any future labor agreements or the effect, if any, on the Company’s or AWA’s operations or financial performance. For more discussion, see “Risk Factors —Efforts by labor unions to organize AWA’s employees have occurred in the past and we expect will occur in the future, which could divert management attention and increase our operating expenses.”

Employee	Approx. No. of		Contract	Contract
Group	Employees	Union	Effective	Amendable

Pilots	1,700	Airline Pilots Association	May 1995*	May 2000*

Dispatchers	40	Transportation Workers Union	March 1998	March 2003

Maintenance technicians and related personnel	800	International Brotherhood of Teamsters	October 1998	October 2003

Flight Attendants	2,400	Association of Flight Attendants	May 1999	May 2004

Fleet Service	2,500	Transportation Workers Union	June 2000	June 2005

Stock Clerks	60	International Brotherhood of Teamsters	*	*

*	In contract negotiations.

      On June 2, 2000 AWA and the Transportation Workers Union (“TWU”) entered into a five-year collective bargaining agreement covering the Airline’s 2,500 fleet service employees. All of the collective bargaining agreements are consistent with our productivity objectives and cost advantage, include flexible work rules, and prohibit sympathy strikes. None of those contracts restrict management’s ability to make key strategic decisions, including entering into or expanding alliances or considering acquisitions.

      The Company is in the process of negotiating with the Air Line Pilots Association (“ALPA”) on a new contract for AWA’s pilots. The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the International Brotherhood of Teamsters (“IBT”) on a first contract covering the Company’s stock clerks, a work group of approximately 60 employees. The Company cannot predict the form of these future collective bargaining agreements and therefore the effect, if any, on AWA’s operations or financial performance.

      On January 22, 2001, the TWU filed an Application for Investigation of Representation Dispute with the National Mediation Board (“NMB”), seeking to represent approximately 4,000 passenger service representatives and reservations agents. On March 20, 2001, that application was dismissed by the NMB due to an insufficient showing of interest. See “Risk Factors —Efforts by labor unions to organize AWA’s employees have occurred in the past and we expect will occur in the future, which could divert management attention, disrupt operations and increase our operating expenses.”

The Company’s Facilities

      Our Company’s principal facilities include administrative office space located in Tempe and Phoenix, Arizona; reservations centers and other call centers located in Tempe and Reno, Nevada; and airport and airport related facilities associated with the Airline’s hubs in Phoenix and Las Vegas and mini-hub in Columbus.

      The Company leases approximately 361,000 square feet of general office and administrative space in Tempe for Holdings’, the Airline’s and TLC’s headquarters and administrative offices. The Company’s headquarters and principal administrative functions are located in a nine story, 225,000 sq. ft. complex in Tempe.

      AWA operates from Terminal 4 at Sky Harbor Airport and leases 42 gates, ticket counter space and administrative offices comprising an aggregate of approximately 330,000 sq. ft. of space.

      The Airline leases approximately 200,000 sq. ft. of space at Las Vegas McCarran International Airport, which includes 23 gates, ticket counter space and concourse areas. AWA leases approximately 30,000 sq. ft. and seven gates at Port Columbus International Airport.

      Space for ticket counters, gates and back offices has been obtained at each of the other airports operated by AWA personnel, either by lease from the airport operator or by sublease from another airline. Space and facilities at certain airports where AWA’s operation is managed by Continental Airlines or Mesa Airlines is provided by those airlines as part of AWA’s alliance arrangements.

      The Airline also owns a 375,000 sq. ft. maintenance and technical support facility at Phoenix Sky Harbor International Airport on land leased from the City of Phoenix, which includes four hangar bays, hangar shops, two flight simulator bays and pilot training facilities and warehouse and commissary facilities.

      In November 2000, AWA broke ground on an approximately 164,000 sq. ft. new flight training and systems operations control center to accommodate AWA’s pilot and flight attendant training, systems operational control and crew scheduling functions to be located in Phoenix next to Phoenix Sky Harbor International Airport. We expect construction to be completed during the first quarter of 2002.

Government Regulations

      The airline industry is highly regulated as more fully described below.

      DOT Oversight

      AWA operates under a certificate of public convenience and necessity issued by the DOT. Although regulation of domestic routes and fares was abolished by the Airline Deregulation Act of 1978, the DOT retains the authority to alter or amend AWA’s certificate or to revoke that certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, domestic code share agreements, and economic and consumer protection matters such as advertising, denied boarding compensation and smoking and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

      As a member of the Air Transport Association, AWA voluntarily established a customer service plan to provide additional information to passengers on flight delays, cancellations or overbookings, to offer the lowest fare available, allow reservations to be held or cancelled, provide prompt ticket refunds and be more responsive to customer complaints. Congress is currently considering legislation that could impose new consumer protection requirements on airlines including payments to passengers for excessive flight delays and prohibition of the issuance of non-refundable tickets. As a result of competitive pressures AWA and other airlines would be limited in their ability to pass costs associated with compliance with such laws to passengers. We cannot forecast the cost impact of such measures if enacted.

      FAA Funding

      In 1997 new aviation taxes were imposed through September 30, 2007 to provide funding for the Federal Aviation Administration (“FAA”). Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax which started at 9% and declined to 7.5% in 1999; a domestic segment tax that started at $1.00 and increases to $3.00 by 2003; and an increase in taxes imposed on international travel from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

      In December 1997 the National Civil Aviation Review Commission (the “NCARC”) completed its Report to Congress on FAA funding and recommended implementation of a cost based user fee system for air carriers. Congress is presently considering the recommendations of the NCARC, which may result in enactment of a new funding mechanism. The Company cannot currently estimate the effect the new combination of ticket and segment taxes, or any change in those taxes as recommended by the NCARC, will have on its operating results. There can be no assurance that the new taxes or such changes will not have a material adverse effect on the Company’s financial condition and results of operations.

      Fuel Tax

      In August 1993 the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. The Company’s annual operating expenses increased by approximately $18.2 million for 2000 because of such fuel tax increases. Total fuel taxes paid by the Company in 2000 were $28.8 million.

      Passenger Facility Charges

      During 1990 Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges (“PFCs”) as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $4.50 per enplanement, and to no more than $18.00 per round trip. As a result of competitive pressure, AWA and other airlines have been limited in their ability to pass on the cost of the PFCs to passengers through fare increases.

      Slot Restrictions

      At New York City’s John F. Kennedy International Airport and LaGuardia Airport, Chicago’s O’Hare International Airport and Ronald Reagan Washington National Airport, which have been designated “High Density Airports” by the FAA, there are restrictions on the number of aircraft that may land and take off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including AWA, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for non-use and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot which would revert to the FAA and be reassigned through a lottery arrangement.

      Slot restrictions at O’Hare Airport will be limited to the hours between 2:45 p.m. and 8:14 p.m. after July 1, 2001 and all slot restrictions are abolished after July 1, 2002. At the New York airports, slot restrictions are abolished after January 1, 2007.

      AWA currently utilizes five slots at Kennedy Airport, eight slots at LaGuardia Airport, 21 slots at O’Hare Airport and 12 slots at National Airport during the restricted periods. AWA utilizes these slots more than the requisite 80% use rate. Three of the slots at National Airport are subject to expiration in December 2001, and AWA intends to file a timely application for renewal. Approval of such application is discretionary by the FAA. Effective January 2001 the FAA imposed a cap on new slot exemptions authorized by Congress in 2000 at LaGuardia and announced plans to initiate a pricing or other form of allocation program for exemption slots at the airport. The effect of the cap or new allocation program could affect AWA’s ability to maintain some or all of its current service at LaGuardia.

      Perimeter Rule at Washington’s Ronald Reagan National Airport

      There is a federal prohibition on flights exceeding 1,250 miles operating from or to National Airport. This “perimeter rule” generally prevents AWA from flying non-stop to and from National Airport and its principal hubs of Phoenix and Las Vegas. In 2000 Congress passed legislation which authorized the DOT to grant exceptions to the 1,250 mile perimeter rule for up to 12 slots per day. AWA was authorized six of these slots to operate two daily Phoenix —National Airport round trips and one daily Las Vegas —National Airport round trip. AWA will seek additional slots should they become available.

      Noise Abatement and Other Restrictions

      Numerous airports served by AWA, including those at Boston, Burbank, Denver, Long Beach, Los Angeles, Minneapolis-St. Paul, New York City, Orange County, San Diego, San Francisco, San Jose and Washington, D.C., have imposed restrictions such as curfews, limits on aircraft noise levels, mandatory flight paths, runway restrictions and limits on the number of average daily departures, which limit the ability of air carriers to provide service to or increase service at such airports. AWA’s Boeing 757-200s, Boeing 737-300s and Airbus A319s and A320s all comply with the current noise abatement requirements of the airports listed above.

      Aircraft Maintenance and Operations

      AWA is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires AWA to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause. At the request and with the approval of the FAA, AWA is currently implementing a maintenance action plan, which should be fully implemented by the Fall 2001. In addition, a combination of FAA and Occupational Safety and Health Administration (“OSHA”) regulations on both federal and state levels apply to all of AWA’s ground-based operations and to in-flight cabin attendants.

      AWA is also subject to the jurisdiction of the Department of Defense with respect to its voluntary participation in their Commercial Passenger Airlift program administered by the Air Force’s Air Mobility Command.

      Aging Aircraft Maintenance

      The FAA issued several Airworthiness Directives (“ADs”) in 1990 mandating changes to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation’s aircraft fleet remains airworthy and require structural modifications to or inspections of those aircraft. All of AWA’s currently affected aircraft are in compliance with the aging aircraft mandates. AWA constantly monitors its fleet of aircraft to ensure safety levels that meet or exceed those mandated by the FAA and the DOT.

      Additional Security and Safety Measures

      In 1996 and 1997 the President’s Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the FAA adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry-on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb-sniffing dogs, certification of screening companies, aggressive testing of existing security systems, expansion of aging aircraft inspections to include non-structural components, development of objective methods for carriers to monitor and improve their own level of safety and installation of new ground proximity warning systems on all commercial aircraft. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

      Environmental Matters

      The Company is subject to regulation under major environmental laws administered by federal, state and local agencies, including laws governing air, water and waste discharge activities. While the Company strives to comply with environmental laws and regulations, the Company has incurred and may incur costs to comply with applicable environmental laws, including soil and groundwater cleanup and other related response costs. We believe, however, that under current environmental laws and regulations these costs would not have a material adverse effect on the Company’s financial condition and results of operations.

      The Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as Superfund, and comparable state laws impose liability without regard to fault on certain classes of persons that may have contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility and persons that disposed or arranged for the disposal of hazardous substances. Many airports in the United States, including Phoenix Sky Harbor International Airport, are the subject of Superfund investigations or state implemented groundwater investigations. AWA occupies facilities at some of these affected airports and is a member of a fuel handling consortium which has experienced a fuel leak into ground water at Phoenix Sky Harbor International Airport. The Company does not believe that its operations have been included within the ambit of any of these investigations and does not believe that its expenses associated with the fuel leak at Phoenix Sky Harbor International Airport will be material.

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

      The airline industry is highly competitive and industry earnings are typically volatile. We compete with other airlines on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services. We compete against both larger carriers with substantially greater resources than we have available as well as smaller carriers with low-cost structures. Many of our larger competitors have proprietary reservation systems and more expansive marketing and advertising programs than we do and smaller carriers may be able to offer prices at discounts lower than we are able to offer. We may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

      Most of the markets we serve are highly competitive. The markets we serve are frequently high volume vacation destinations, most of which are likely to experience discounted fares because ticket prices are a leading consideration among leisure travel consumers. At our Phoenix and Las Vegas hubs, our principal competitor is Southwest Airlines. However, we also compete against new carriers that enter the airline industry, many of which have low-cost structures and initiate price discounting. Price discounting occurs when a carrier offers discounts or promotional fares to passengers. The entry of additional new carriers in many of our markets, the consolidation of existing carriers, as well as increased competition from or the introduction of new services by existing carriers, could reduce the numbers of tickets we sell and therefore affect our operating results.

      If the rates of travel on the routes that we serve decrease or if competition increases between carriers, we may not be able to compete effectively and our operating results could decline both in absolute terms and in relation to the operating results of our competitors.

      TLC’s business is also highly competitive. TLC competes with wholesalers and tour operators, some of which have substantially greater financial and other resources than TLC.

      The Company’s results of operations for interim periods are not necessarily indicative of those for an entire year, because the travel business is subject to seasonal fluctuations. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline and leisure travel industries in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year.

      Our high level of debt may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions.

      As of December 31, 2000, we owed approximately $145.6 million of long-term debt (less current maturities). Much of this debt is secured by a large portion of our assets, leaving us with a limited number of assets to use to obtain additional financing which we may need if we encounter adverse industry conditions or a prolonged economic recession in the future. Our high level of debt and the financial and other covenants in our debt instruments may also limit our ability to fund general corporate requirements, including working capital and capital expenditures, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions.

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

      Efforts by labor unions to organize AWA’s employees have occurred in the past and we expect will occur in the future, which could divert management attention, disrupt operations and increase our operating expenses.

      In the recent past, labor unions have made several attempts to organize AWA’s employees, and we expect that these efforts will continue. Certain groups of AWA’s employees have chosen to be represented by unions and we are currently negotiating collective bargaining agreements with some of these groups. We cannot predict which, if any, other groups of employees may seek union representation or the outcome of collective bargaining agreements that we may be forced to negotiate in the future. These negotiations could divert management attention and disrupt AWA’s operations, which may result in increased operating expenses and lower net revenues. In addition, agreements reached in collective bargaining may also increase operating expenses and lower net revenues. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work actions, including strikes. Depending on the type and duration of work action we endure, our operating expense could increase significantly.

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

      The price and supply of jet fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material used in our business, accounting for approximately 16% of our total operating expenses in 2000, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results to decline. For example, with our current level of fuel consumption, a one cent per gallon increase in jet fuel prices will cause our annual operating results to decline by $4.7 million. We have implemented a “fuel hedging” program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program tries to offset increases in jet fuel costs by acquiring derivative instruments keyed to the future price of heating oil, effectively resulting in a lower net cost of jet fuel. Despite this program, we may not be adequately protected against jet fuel costs. As of March 30, 2001, our hedging program covers only approximately 51% of projected fuel volumes in the first quarter of 2001, 60% of projected fuel volumes in the second quarter of 2001, 30% of projected fuel volumes in the third quarter of 2001 and 20% of projected fuel volumes in the fourth quarter of 2001. In addition, our program primarily addresses our exposure to fuel requirements on the East Coast as opposed to the more volatile West Coast jet fuel prices, even though we primarily serve the Western United States and purchase a substantially larger portion of our jet fuel requirements on the West Coast compared to our larger competitors. For these reasons, the protective measures we have adopted to protect against increases in jet fuel costs may be inadequate and our operating results are susceptible to decline.

      Our operating costs could increase as a result of past, current or new regulations that impose additional requirements and restrictions on airline operations.

      The airline industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as recently enacted aviation ticket taxes and passenger safety measures, has increased operating costs for AWA and the airline industry as a whole. Depending on the implementation of these and other laws, our operating costs could increase significantly. We cannot predict which laws and regulations will be adopted or the changes and increased expense that they could cause. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

      Broad stock market fluctuations, quarterly variations in operating results and other events or factors may adversely affect the market price of our Class B Common Stock.

      The stock market has experienced significant price and volume fluctuations that have affected the market prices of equity securities of companies in the airline industry and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Class B Common Stock of Holdings (the “Class B Common Stock”). In addition, the market price of the Company’s Class B Common Stock is volatile and subject to fluctuations in response to quarterly variations in operating results, announcements of new services by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the Company’s control. See “Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters.”

ITEM 2. PROPERTIES

      For a description of the Company’s properties, see Item 1 of Part I of this Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

      Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief which, if granted, would require significant expenditures.

      The Company, Holdings and certain of Holdings’ stockholders, executive officers and directors have been named as defendants in lawsuits alleging violations of the Securities Exchange Act of 1934, as amended, in connection with Holdings’ public disclosures regarding its business and prospects during 1997 and 1998. The defendants deny and are vigorously defending the claims set forth in these lawsuits. While the outcome of these lawsuits cannot be predicted with certainty, we currently expect that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Company’s business, financial condition and results of operation.

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

      AWA leases six aircraft which may be subject to a claim in an unspecified amount as a result of the Internal Revenue Service potentially disallowing investment tax credits and accelerated depreciation claimed by the lessor of such aircraft. Under the terms of indemnity agreements, if such tax benefits were fully or partially disallowed, AWA’s monthly payment obligation under the agreements could be increased by up to approximately $15,000 per aircraft (approximately $1,080,000 per year for all six aircraft) for the period from 1991 to 2013. The payment increase applicable to periods prior to the determination of an indemnity obligation would be payable monthly over a 24-month period, with interest calculated at a specified prime rate. We are unable to predict whether the Internal Revenue Service will prevail in matters asserted against the lessor and, consequently, whether AWA will incur any liability in connection with such claims or the amount of any such liability, if incurred. Based on information and relevant documents available to the Company, however, we currently believe that it is unlikely that the disposition of these matters will have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Executive Officers of the Registrant

      Set forth below is information respecting the names, ages, positions and offices with the Company of the executive officers of the Company as of March 23, 2001.

      William A. Franke, Age 63. Chairman of the Board, President and Chief Executive Officer of Holdings and Chairman of the Board and Chief Executive Officer of AWA. Mr. Franke has served as Chairman of the Board of Directors of AWA since September 1992, and as Chairman of the Board and Chief Executive Officer of Holdings since its formation in December 1996. In addition to his responsibilities at the Company, Mr. Franke serves as president of Franke & Company, Inc., a financial services company he has owned since May 1987, and as a managing partner of Newbridge Latin America Fund, L.P., a private equity fund. Mr. Franke serves as a director of Phelps Dodge Corp., ON Semiconductor, Inc. and the Air Transport Association of America.

      W. Douglas Parker, Age 39. Executive Vice President of Holdings and President and Chief Operating Officer of AWA. Mr. Parker joined the Company as Senior Vice President and Chief Financial Officer in June 1995. He was elected Executive Vice President of the Company and Executive Vice President - Corporate Group of AWA in April 1999. He was elected President of AWA in May 2000 and Chief Operating Officer of AWA in December 2000.

      Gilbert D. Mook, Age 58. Executive Vice President – Operations Group and Chief Operating Officer of AWA. Mr. Mook joined the Company in April 1999. From 1983 through 1998, Mr. Mook was employed with Federal Express Corporation, most recently as Senior Vice President – Air Operations Division from 1996 to 1998. Mr. Mook resigned from the Company effective December 31, 2000.

      Lonnie D. Bane, Age 42. Senior Vice President – Human Resources of AWA. Mr. Bane joined the Company in August 2000. From 1998 until 2000, Mr. Bane worked for Corporate Express Delivery Systems, Inc., most recently as Senior Vice President of Business Development and E-Commerce. From 1996 until 1998, Mr. Bane served as Senior Vice President of Human Resources for CEMEX USA. From 1994 until 1996, Mr. Bane served as Vice President of Human Resources for the Braking Systems Division of AlliedSignal.

      Bernard L. Han, Age 36. Senior Vice President – Marketing and Planning of AWA and President and Chief Executive Officer of TLC. Mr. Han joined AWA as Vice President – Financial Planning and Analysis in January 1996. He was elected to the position of Senior Vice President – Planning in May 1998. He was elected to his current position in January 2001.

      Hal M. Heule, Age 52. Senior Vice President – Technical Operations of AWA. Mr. Heule joined AWA in January 2001. From 1994 until the time he joined AWA, Mr. Heule served as Executive Vice President for Strand Associates, Inc., an aviation consulting firm.

      C.A. Howlett, Age 57. Senior Vice President – Public Affairs of AWA and Holdings. Mr. Howlett joined AWA as Vice President – Public Affairs in January 1995. On January 1, 1997, he was appointed Vice President – Public Affairs of Holdings. He was elected to his current positions in February 1999.

      Stephen L. Johnson, Age 44. Senior Vice President of Holdings and Senior Vice President and Chief Administrative Officer of AWA. Mr. Johnson joined the Company as Vice President – Legal Affairs in February 1995. In December 1995, Mr. Johnson was elected to the position of Senior Vice President – Legal Affairs and in December 1997, he was elected to the position of Senior Vice President – Corporate Affairs of AWA and Holdings. He was elected to his current positions in April 1999.

      Evon L. Jones, Age 36. Senior Vice President and Chief Information Officer of Holdings and AWA. Mr. Jones joined the Company in November 1998. From 1995 until 1998, Mr. Jones served as Vice President – Global Financial Technologies of American Express Company.

      J. Scott Kirby, Age 33. Senior Vice President – E-Business and Technology of Holdings and AWA. Mr. Kirby joined AWA as Senior Director – Schedules and Planning in October 1995. In October 1997, Mr. Kirby was elected to the position of Vice President – Planning and in May 1998, he was elected to the position of Vice President – Revenue Management. He was elected to his current positions in January 2000.

      Thomas K. MacGillivray, Age 40. Senior Vice President and Chief Financial Officer of Holdings and AWA. From 1994 until 2000, Mr. MacGillivray was employed by Central Newspapers, Inc., most recently as Senior Vice President and Chief Financial Officer.

      Jeffrey D. McClelland, Age 41. Senior Vice President – Operations of AWA. Mr. McClelland joined the Company in August 1999. From 1991 until 1999, Mr. McClelland worked at Northwest Airlines, most recently as Senior Vice President – Finance and Controller.

      Anthony Mule, Age 57. Senior Vice President – Customer Service of AWA. Mr. Mule joined the Company as Vice President – In-Flight Services in 1996. Prior to joining the Company, Mr. Mule served as President and Chief Operating Officer of SuperShuttle, a Phoenix-based national transportation company.

      Jack Richards, Age 47. Chief Operating Officer of The Leisure Company. Mr. Richards joined the Company in March 1999. From 1992 until 1999, Mr. Richards served as President and Chief Operating Officer of Adventure Tours USA.

      Michael A. Smith, Age 47. Senior Vice President – Marketing and Sales of AWA. Mr. Smith joined AWA in November 1997. From 1977 until 1997, Mr. Smith served in various management positions with American Airlines, most recently as Managing Director – European Sales and Marketing.

      Michael R. Carreon, Age 47. Vice President and Controller of AWA. Mr. Carreon joined AWA as Senior Director – Corporate Audit in December 1994. He was elected to his current positions in January 1996.

      Linda M. Mitchell, Age 42. Vice President and General Counsel of AWA. Ms. Mitchell joined AWA as Senior Director – Legal Affairs in January 1996. She was elected to her current positions in February 2000. From 1992 until 1995, Ms. Mitchell was in private practice with the law firm of Squire Sanders & Dempsey LLP in Phoenix.

      Thomas T. Weir, Age 45. Vice President and Treasurer of AWA. Mr. Weir joined AWA in February 2000. From 1988 until 2000, Mr. Weir held various sales finance positions at Airbus Industrie of North America, Inc., most recently as Sales Finance Director.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Class A Common Stock of Holdings, par value $.01 per share (the “Class A Common Stock”), is not publicly traded. The Class B Common Stock, par value $.01 per share, and Warrants have been traded on the New York Stock Exchange under the symbol “AWA” and “AWAws,” respectively, since August 26, 1994. Unexercised Warrants expired and trading ceased on August 25, 1999.

      The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock and the Warrants as reported on the New York Stock Exchange.

	Class B
	Common Stock		Warrants

	High	Low	High	Low

Year Ended December 31, 2000

First Quarter	$20.9375	$12.5000	—	—

Second Quarter	19.9375	13.8750	—	—

Third Quarter	18.4375	12.1250	—	—

Fourth Quarter	13.0625	8.9375	—	—

Year Ended December 31, 1999

First Quarter	$24.1250	$16.0000	$19.1875	$6.5000

Second Quarter	22.7500	16.5000	10.7500	5.2500

Third Quarter	21.8750	16.9375	9.0000	4.5000

Fourth Quarter	21.7500	17.4375	—	—

      As of December 31, 2000, there were three record holders of Class A Common Stock and approximately 7,844 record holders of Class B Common Stock.

      Holdings has not paid cash dividends in any of the last three fiscal years and does not anticipate paying cash dividends in the foreseeable future. We expect that the Company will retain all available earnings generated by its operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Certain debt instruments of the Company restrict the Company’s ability to pay cash dividends on its Common Stock and make certain other restricted payments (as defined therein). Under these restrictions, as of December 31, 2000, the Company’s ability to pay dividends, together with any other restricted payments, would be limited. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

      In September 1995 the Company adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998, May 1999 and February 2000. During 1995 through 2000 the Company purchased approximately 16.5 million shares of Class B Common Stock and 7.4 million Warrants. As of December 31, 2000, the remaining balance available to be purchased under the program was 900 shares of issued and outstanding Class B Common Stock.

      AWA has 1,000 shares of Common Stock outstanding, all of which are owned by Holdings. There is no established public trading market for AWA’s Common Stock. AWA’s ability to pay cash dividends on its Common Stock is restricted by the debt instruments and in the manner described above.

      TLC has 1,000 shares of Preferred Stock outstanding, which are owned by AWA, and 1,000 shares of Common Stock outstanding, which are owned by Holdings. There is no established public trading market for TLC’s Preferred or Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data

      The selected consolidated data presented below under the captions “Consolidated Statements of Income Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the audited consolidated financial statements of the Company. The selected consolidated data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the independent auditors’ report.

	Year ended December 31,

	2000	1999	1998	1997	1996

		(in thousands except per share amounts)
Consolidated statements of income data:

Operating revenues	$2,344,354	$2,210,884	$2,023,284	$1,874,956	$1,739,526

Operating expenses	2,356,991	2,006,333	1,814,221	1,713,130	1,670,860

Operating income (loss)	(12,637)	204,551	209,063	161,826	68,666

Income before income taxes and extraordinary items	24,743	206,150	194,346	140,001	34,493

Income taxes	17,064	86,761	85,775	65,031	24,883

Income before extraordinary items	7,679	119,389	108,571	74,970	9,610

Extraordinary loss (a)	—	—	—	—	(1,105)

Net income	7,679	119,389	108,571	74,970	8,505

Earnings per share:

Basic:

Before extraordinary items	0.22	3.17	2.58	1.68	.21

Extraordinary items (a)	—	—	—	—	(.02)

Net income	0.22	3.17	2.58	1.68	.19

Diluted:

Before extraordinary items	0.22	3.03	2.40	1.63	.20

Extraordinary items (a)	—	—	—	—	(.02)

Net income	0.22	3.03	2.40	1.63	.18

Shares used for computation

Basic:	35,139	37,679	42,102	44,529	44,932

Diluted	35,688	39,432	45,208	46,071	47,733

Consolidated balance sheet data (at end of period):

Total assets	$1,568,515	$1,507,154	$1,525,030	$1,546,791	$1,597,650

Long-term debt, less current maturities	145,578	155,168	207,906	272,760	330,148

Total stockholders’ equity	667,073	714,169	669,458	683,570	622,753

(a)	Includes an extraordinary loss of $1.1 million in 1996 resulting from the partial prepayment of its 10 3/4% Senior Unsecured Notes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Holdings’ primary business activity is ownership of all the capital stock of AWA and TLC. Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the consolidated financial statements of Holdings presented in Item 8A. Financial statements for AWA, Holdings’ wholly owned subsidiary, are presented in Item 8B.

2000 in Review

Financial Results

      In 2000 Holdings earned $7.7 million in consolidated net income, or $0.22 per share, fully diluted. AWA recorded a net loss of $0.5 million in 2000 as compared to net income of $116.6 million in 1999. The decline in earnings resulted from a number of factors, including high jet fuel prices and operational difficulties. AWA’s average fuel cost per gallon increased to 88.1 cents in 2000, as compared to 53.4 cents in 1999. This resulted in a year-over-year increase in fuel costs of approximately $152.9 million. Operating difficulties had an adverse impact on earnings, as AWA flew fewer available seat miles than planned without a corresponding reduction in operating expenses, negatively impacting high yield business traffic.

      The Company recorded non-recurring operating expenses of $16.0 million ($10.0 million after tax) in the fourth quarter of 2000. This differs from the $25.0 million of non-recurring operating expenses previously described in the Company’s preliminary unaudited earnings release dated January 17, 2001, which included an $8.5 million pretax charge ($5.3 million after tax) related to the early termination of leases on certain aircraft. The lease terminations were not completed as anticipated. Those aircraft leases are now anticipated to terminate in 2001 and the Company expects to record a similar pretax charge of $8.5 million at that time.

      To improve operational reliability and restore customer confidence by reducing the number of flight cancellations and improving on-time performance, AWA announced a series of actions in July 2000. The specific service initiatives include:

•	A 3.5% reduction in the number of scheduled aircraft to provide four additional spare aircraft to substitute for other scheduled aircraft that may not be available because of maintenance requirements, weather or air traffic control, and to increase access to aircraft for performing reliability-related maintenance.

•	A restructured approach to AWA’s existing line-maintenance operations including increasing staffing, parts provisioning, automation and support.

•	An increase in AWA’s capacity to perform preventive and reliability-related maintenance by adding two additional aircraft maintenance lines.

•	The use of automation to optimize the provisioning of spare parts and components to ensure more efficient and effective deployment of AWA’s spare part inventory throughout the system.

•	An increase in ramp personnel at AWA’s Phoenix and Las Vegas hubs to reduce ground delays and improve baggage handling.

•	Implementation of a program designed to increase the efficiency of AWA’s Phoenix hub operation.

      During the fourth quarter of 2000, AWA’s operating reliability improved as the service initiatives implemented in late summer reduced the number of aircraft out of service. Maintenance-related cancellations fell 24% versus the third quarter 2000.

      Completion factors in January and February 2001 were 96.3% and 97.2%, respectively, which were in line with industry results. Maintenance related cancellations fell 9.7% in January 2001 and 18.9% in February 2001 due to the Company’s operational improvement plan. Looking forward into 2001, management believes the comprehensive plan to address AWA’s operating problems has had a positive impact on operations and that the Company will continue to see gradual improvement in operations during the year as that plan is implemented.

      Despite the challenges in 2000, AWA maintained its position as having the lowest operating cost per available seat mile (“CASM”) of all the other major domestic hub-and-spoke airlines and competitive with the major point-to-point airline, Southwest Airlines. In 2000 the Company’s CASM was 8.50 cents, approximately 17% less than the average CASM of the other major domestic hub-and-spoke airlines.

      In addition, the Company’s EBITDAR (operating income before depreciation, amortization and rent) margin for 2000 was 23.0%, which ranks fourth among all major domestic airlines. The Company believes that EBITDAR margin, which is a non-GAAP measurement, is the best measure of relative airline financial performance. EBITDAR measures operating profits before depreciation and aircraft rentals. By excluding both rentals and depreciation, differences in the method of financing aircraft acquisitions are eliminated. Cash earnings are distorted by differences in financing aircraft as depreciation attributable to owned aircraft (including those acquired through finance leases) is added back to cash earnings while operating lease rentals are deducted. Operating profit is also less valuable as a basis of comparison because both the depreciation and interest element of aircraft acquisitions are included in operating profit for aircraft acquired through operating leases. While excluded from EBITDAR margin, depreciation, amortization and rent are components of operating expense which are significant in understanding and assessing the Company’s financial performance. In addition, the Company’s use of EBITDAR margin may not be comparable to similarly titled measures presented by other companies.

First Quarter 2001 Outlook

      The first quarter of 2001 will be a challenging one for the airline industry. A softening economy makes realizing increases in yields difficult, while fuel prices remain high by historical standards. In addition there is industry-wide instability in labor relations. Several of the Company’s competitor airlines have announced that they intend to post significant losses for the March 2001 quarter. In this environment, the Company expects to post an operating loss for the quarter.

Results of Operations

      In January 1998 TLC began operations as a new travel subsidiary of Holdings to develop and grow the America West Vacations division (“AWV”) vacation package tour business. With commencement of TLC, Holdings’ operations consisted of two distinct lines of business for financial reporting purposes. While not required by the rules and regulations of the Securities and Exchange Commission, management believed a discussion of AWA and TLC on a stand alone basis in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) would provide relevant information that enhanced a reader’s understanding of the Company’s operating results. Accordingly, starting with Holdings’ Form 10-Q for the quarter ended March 31, 1998, a discussion of “Results of Operations” was presented for both AWA and TLC in MD&A.

      TLC initiated its growth strategy by acquiring The Vacation Store (“TVS”) in November 1998 and National Leisure Group (“NLG”) in May 1999. The acquisitions of TVS and NLG added established retail networks to TLC’s largely wholesale travel product line. In May 2000, TLC refocused its strategy on its wholesale business and sold a majority interest in TVS and NLG to a third party, realizing a $9.2 million pretax gain while maintaining a 12% passive ownership interest in the restructured venture. With this sale TLC’s stand alone financial statements again primarily reflect the operations of AWV in its role as a package wholesaler generating traffic volume on AWA. Functioning in this manner, management believes reporting TLC’s results of operations on a stand alone basis is no longer meaningful and that profitability of AWA and TLC is best measured on a combined basis. Accordingly, the Company discontinued providing separate company disclosures for AWA and TLC starting with this Annual Report on Form 10-K.

Summary

      Holdings earned consolidated net income of $7.7 million in 2000, as compared to 1999’s record consolidated net income of $119.4 million. Diluted earnings per share for the year ended December 31, 2000 were $0.22 compared to a record $3.03 for the year ended December 31, 1999. The decline in earnings was due primarily to a 65% increase in year-over-year fuel price, an increase in effective income tax rates and the airline’s unsatisfactory operating performance during 2000. The 2000 results include non-operating pretax gains of $15.5 million ($9.6 million after tax) from AWA’s sale of Priceline.com equity in March 2000, $9.2 million ($5.7 million after tax) from TLC’s sale of a majority interest in National Leisure Group and The Vacation Store in May 2000, $2.0 million ($1.2 million after tax) from TLC’s sale of America West Golf Vacations in July 2000 and $8.6 million ($5.3 million after tax) from AWA’s sale of GetThere.com equity in October 2000. (See Note 11, “Non-Operating Income (Expense) —Other, Net” in Notes to Consolidated Financial Statements.) The 2000 period also includes $16.0 million of non-recurring operating expenses. The non-recurring expenses include charges related to the write-down to net realizable value of certain excess expendable parts inventory that will be sold. Consolidated income tax expense for financial reporting purposes was $17.1 million for 2000 on pretax income of $24.7 million. This compares to $86.8 million of tax expense in 1999 on $206.2 million of pretax income. Holdings’ effective tax rate increases sharply as pretax earnings decrease primarily as the result of AWA’s amortization of excess reorganization value expense, which is not deductible for tax purposes. Accordingly, the Company’s book tax rate increased to 69.0% in 2000 from 42.1% in 1999.

      In 1998 the Company recognized net income of $108.6 million and income tax expense for financial reporting purposes of $85.8 million. Diluted earnings per share for 1998 were $2.40.

AWA

      The following discussion provides an analysis of AWA’s results of operations and reasons for material changes therein for the years ended December 31, 2000, 1999 and 1998.

AMERICA WEST AIRLINES, INC.
Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998

Operating revenues:

Passenger	$2,179,811	$2,028,223	$1,858,551

Cargo	37,377	41,936	45,551

Other	73,683	76,796	64,612

Total operating revenues	2,290,871	2,146,955	1,968,714

Operating expenses:

Salaries and related costs	556,906	498,490	448,049

Aircraft rents	331,005	277,326	244,088

Other rents and landing fees	130,679	122,034	119,089

Aircraft fuel	373,313	220,380	194,360

Agency commissions	86,469	114,742	117,483

Aircraft maintenance materials and repairs	258,432	218,319	182,844

Depreciation and amortization	54,313	48,442	49,026

Amortization of reorganization value in excess of amounts allocable to identifiable assets	19,896	19,896	19,896

Other	492,596	429,425	396,033

Total operating expenses	2,303,609	1,949,054	1,770,868

Operating income (loss)	(12,738)	197,901	197,846

Nonoperating income (expenses):

Interest income	23,706	19,593	20,682

Interest expense, net	(22,939)	(29,352)	(33,807)

Gain (loss) on disposition of property and equipment	(2,332)	1,095	(638)

Other, net	29,444	11,737	474

Total nonoperating income (expenses), net	27,879	3,073	(13,289)

Income before income taxes	$15,141	$200,974	$184,557

      The table below sets forth selected operating data for AWA.

	Year Ended December 31,			Percent	Percent
				Change	Change
	2000	1999	1998	2000-1999	1999-1998

Aircraft (end of period)	138	123	111	12.2	10.8

Average daily aircraft utilization (hours)	10.9	11.6	12.0	(6.0)	(3.3)

Available seat miles (in millions)	27,112	25,912	24,307	4.6	6.6

Block hours (in thousands)	517	493	461	4.9	6.9

Average stage length (miles)	878	862	822	1.9	4.9

Average passenger journey (miles)	1,303	1,303	1,218	—	7.0

Revenue passenger miles (in millions)	19,113	17,711	16,374	7.9	8.2

Load factor (percent)	70.5	68.4	67.4	2.1 pts	1.0 pts

Passenger enplanements (in thousands)	19,954	18,704	17,792	6.7	5.1

Yield per revenue passenger mile (cents)	11.40	11.45	11.35	(0.4)	0.9

Revenue per available seat mile:

Passenger (cents)	8.04	7.83	7.65	2.7	2.4

Total (cents)	8.45	8.29	8.10	1.9	2.3

Fuel consumption (gallons in millions)	424	412	387	2.9	6.5

Average fuel price (cents per gallon)	88.1	53.4	50.3	65.0	6.2

Full-time equivalent employees (end of period)	12,850	11,536	10,759	11.4	7.2

      The table below sets forth the major components of CASM for AWA for the applicable years.

	Year Ended December 31,			Percent	Percent
				Change	Change
	2000	1999	1998	2000-1999	1999-1998

	(in cents)
Salaries and related costs	2.06	1.92	1.84	6.8	4.3

Aircraft rents	1.22	1.07	1.01	14.1	5.9

Other rents and landing fees	.48	.47	.49	2.3	(4.1)

Aircraft fuel	1.38	.85	.80	61.9	6.2

Agency commissions	.32	.44	.48	(28.0)	(8.3)

Aircraft maintenance materials and repairs	.95	.84	.75	13.1	12.0

Depreciation and amortization	.20	.19	.20	7.2	(5.0)

Amortization of reorganization values in excess of amounts applicable to identifiable assets	.07	.08	.08	(4.4)	—

Other	1.82	1.66	1.64	9.6	1.2

	8.50	7.52	7.29	13.0	3.2

2000 Compared with 1999

      AWA recorded an operating loss of $12.7 million in 2000, a decrease of $210.6 million from 1999’s operating income of $197.9 million. Income before income taxes for 2000 was $15.1 million compared to $201.0 million in 1999.

      Total operating revenues for 2000 were a record $2.3 billion. Passenger revenues were a record $2.2 billion in 2000, an increase of $151.6 million or 7.5% from 1999. RASM in 2000 increased 2.7% to 8.04 cents from 7.83 cents despite a 1.9% increase in average stage length due to increased flying to long-haul business markets. Revenue per passenger mile (“yield”) decreased 0.4% to 11.40 cents in 2000 from 11.45 cents in 1999. Capacity, as measured by available seat miles (“ASMs”) increased 4.6% in 2000 as compared to 1999 while load factor (the percentage of available seats that are filled with revenue passengers) increased by 2.1 points to 70.5%. Cargo revenues for 2000 decreased $4.6 million (10.9%) due to lower freight and mail volumes. Other revenues, which consist primarily of alcoholic beverage sales, contract service sales, service charges and Mesa Airlines net revenues, decreased $3.1 million (4.1%) due primarily to the effect of higher fuel prices, which reduced net revenues from AWA’s codesharing agreement with Mesa Airlines.

      Operating expenses in 2000 increased $354.6 million, or 18.2% year-over-year while ASMs increased 4.6% in 2000 as compared to 1999. As a result, CASM increased 13.0% to 8.50 cents in 2000 from 7.52 cents in 1999 largely due to higher fuel prices, the airline’s operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses and $16.0 million of non-recurring operating expenses which were recorded in “other expenses.” Excluding the non-recurring operating expenses, CASM for 2000 was 8.44 cents, an increase of 12.2% from 1999. Significant changes in the components of operating expense per ASM are explained as follows:

•	Salaries and related costs per ASM increased 6.8% primarily due to a higher number of employees in 2000 to support anticipated growth. The number of full-time equivalent employees increased 11.4% year-over-year. Also, contracts with the Transportation Workers Union (“TWU”) (signed June 2000) and the Association of Flight Attendants (“AFA”) (signed May 1999), covering the airline’s fleet service workers and flight attendants, respectively, included higher wage rates. Payroll expense for fleet service personnel increased by $13.9 million (17.3%) and flight attendant salaries increased $6.6 million (12.4%) in 2000. In addition, the contract with Airline Pilots Association (“ALPA”) (signed May 1995) required longevity-related salary level increases. Payroll expense for pilots increased by $16.6 million (12.0%) in 2000.

•	Aircraft rent expense per ASM increased 14.1% due primarily to the net addition of 15 leased aircraft to the fleet during 2000 as compared to 1999. The effect of a sale/leaseback transaction involving six previously owned aircraft, which was completed in August 1999, increased aircraft rent expense by approximately $8.8 million in 2000.

•	Aircraft fuel expense per ASM increased 61.9% due to a 65.0% increase in the average price per gallon of fuel to 88.1 cents in 2000 from 53.4 cents in 1999.

•	Agency commissions expense per ASM decreased 28.0% due to an increase in the mix of non-commissionable revenue in 2000 primarily due to increased usage of the Company’s website and other lower cost distribution channels and a decrease in the base commission rate from 8% to 5% effective October 18, 1999.

•	Aircraft maintenance materials and repairs expense per ASM increased 13.1% primarily due to higher aircraft C-check ($27.2 million), engine overhaul ($2.4 million) and wheel and brake maintenance ($1.1 million) expenses.

•	Depreciation and amortization expense per ASM increased 7.2% due primarily to an increase in amortization expense related to computer software and hardware additions and facility improvements to support growth ($4.1 million) and aircraft leasehold improvements ($2.6 million). Rotable inventory ($1.5 million) and engine ($0.8 million) depreciation expenses also increased in 2000. These increases were offset in part by a decrease in airframe depreciation ($3.6 million) resulting from the sale/leaseback transaction involving six previously owned aircraft, which was completed in August 1999.

•	Amortization of excess reorganization value expense per ASM decreased 4.4% due to the 4.6% increase in ASMs.

•	Other operating expenses per ASM increased 9.6% to 1.82 cents from 1.66 cents primarily due to the non-recurring charges of $16.0 million, higher interrupted trip and baggage claim expenses driven by the airline’s operational challenges ($12.1 million), higher professional, technical and legal fees ($7.6 million) and increased costs resulting from growth. Growth-related costs include aircraft refueling charges and fuel taxes ($7.6 million), catering expense ($6.7 million), frequent traveler program expense ($5.3 million), advertising ($5.0 million), furnished accommodations and per diem ($4.3 million), ground handling ($3.8 million), guard services ($2.2 million), aircraft cleaning ($1.6 million) and traffic liability insurance ($1.4 million). These increases were offset in part by a $19.6 million year-over-year decrease in Year 2000 remediation costs and the recovery in September 2000 of $4.1 million from the settlement of a lawsuit related to certain software applications that were previously written off.

      Net non-operating expenses benefited from a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com (“Priceline”) in March 2000 and an $8.6 million gain on sale of one million shares of GetThere.com common stock in October 2000. The 1999 period included a $2.7 million gain on sale of AWA’s investment in 30,000 shares of Priceline common stock in June 1999 and an $11.9 million mark-to-market gain on 294,109 shares of Priceline common stock that were sold in January 2000. Net interest expense decreased $6.4 million in 2000 primarily due to lower average outstanding debt resulting in part from the sale/leaseback of six aircraft in August 1999. Interest income increased $4.1 million due to higher interest rates and cash and cash equivalent balances in 2000.

1999 Compared with 1998

      For 1999 AWA realized operating income of $197.9 million, which was relatively flat when compared to the $197.8 million of operating income recognized in 1998. Income before income taxes for 1999 was a record $201.0 million compared to $184.6 million in 1998.

      Total operating revenues for 1999 were $2.1 billion. Passenger revenues were $2.0 billion in 1999, an increase of $169.7 million or 9.1% from 1998. RASM in 1999 increased 2.4% to 7.83 cents from 7.65 cents driven by a 0.9% increase in yield. The increase in RASM and yield occurred despite a 4.9% increase in average stage length due to increased flying to long-haul business markets. ASMs increased 6.6% in 1999 as compared to 1998 while load factor increased by 1.0 points to 68.4%. Cargo revenues for 1999 decreased $3.6 million (7.9%) due to lower freight and mail volumes. Other revenues increased $12.2 million (18.9%) due primarily to expansion and increased profitability of AWA’s codesharing agreement with Mesa Airlines.

      Operating expenses in 1999 increased $178.2 million, or 10.1% year-over-year while ASMs increased 6.6% in 1999 as compared to 1998. As a result, CASM increased 3.2% to 7.52 cents in 1999 from 7.29 cents in 1998. Significant changes in the components of operating expense per ASM are explained as follows:

•	Salaries and related costs per ASM increased 4.3% primarily due to a higher number of employees in 1999 to support anticipated growth. Also, contracts with the International Brotherhood of Teamsters (“IBT”) (signed October 1998) and AFA (signed May 1999), covering the airline’s mechanics and flight attendants, respectively, included higher wage rates. Payroll expense for maintenance-related personnel increased by $3.7 million (21.3%) and flight attendant salaries increased $8.4 million (18.6%) in 1999. In addition, the contract with ALPA (signed May 1995), covering the airline’s pilots, required longevity-related salary level increases. Payroll expense for pilots increased by $11.2 million (8.8%) in 1999.

•	Aircraft rent expense per ASM increased 5.9% due primarily to the net addition of 12 leased aircraft to the fleet during 1999 as compared to 1998. The effect of a sale/leaseback transaction involving six previously owned aircraft, which was completed in August 1999, increased aircraft rent expense by approximately $5.5 million in 1999.

•	Other rents and landing fees expense per ASM decreased 4.1% in 1999 due to the 6.6% increase in ASMs. A decrease in aircraft part borrow costs of $2.4 million was substantially offset by higher landing fees ($1.4 million) and airport rents ($1.0 million).

•	Aircraft fuel expense per ASM increased 6.2% due to a 6.2% increase in the average price per gallon of fuel to 53.4 cents in 1999 from 50.3 cents in 1998.

•	Agency commissions expense per ASM decreased 8.3% due to an increase in the mix of non-commissionable revenue in 1999 as compared to 1998. A decrease in the base commission rate from 8% to 5% effective October 18, 1999 and the institution of a $50 commission cap implemented on May 1, 1998 also contributed to the decrease.

•	Aircraft maintenance materials and repairs expense per ASM increased 12.0% primarily due to a $21.9 million increase in capitalized maintenance amortization expense for 1999 when compared to 1998 and higher airframe maintenance costs ($5.7 million).

•	Depreciation and amortization expense per ASM decreased 5.0% due primarily to the airline extending the estimated depreciable service lives of certain Boeing 737-200 aircraft that have been modified to meet the FAA’s Stage III noise requirements. This change increased the average depreciable life by approximately four years. The sale/leaseback transaction involving six previously owned aircraft, which was completed in August 1999, also decreased depreciation and amortization expense by approximately $4.0 million.

•	Other operating expenses per ASM increased 1.2% to 1.66 cents from 1.64 cents primarily due to the effect in 1999 of non-salary related Year 2000 costs ($6.9 million), higher interrupted trip expense ($4.3 million) and higher costs resulting from growth. Growth-related costs include catering costs ($3.6 million), refueling and service checks ($3.3 million), EDS reservation systems fees ($2.8 million) and property taxes ($2.1 million). These increases were offset in part by a $3.7 million gain on sale of AWA’s investment in Equant, a $2.6 million decrease in traffic liability insurance expense primarily due to a rate decrease in 1999 and a $5.3 million decrease in expense associated with AWA’s frequent flyer program resulting from a reduction in the estimated liability for travel awards.

      Net non-operating expenses benefited from a $2.7 million gain on sale of AWA’s investment in 30,000 shares of Priceline common stock in June 1999. AWA also recognized an $11.9 million unrealized gain related to an investment in 294,109 shares of Priceline common stock. Net interest expense decreased $4.5 million in 1999 primarily due to lower average outstanding debt and interest income decreased $1.1 million due to lower cash and cash equivalent balances.

Liquidity and Capital Resources

      Holdings’ unrestricted cash and cash equivalents and short-term investments increased to $194.8 million at December 31, 2000 from $127.8 million at December 31, 1999. Net cash provided by operating activities decreased to $190.1 million in 2000 from $269.3 million in 1999, a decrease of $79.2 million, due to lower net income in the 2000 period. Net cash used in investing activities increased to $204.2 million in 2000 from $106.8 million in 1999. This increase was primarily due to the sale in August 1999 of six aircraft as part of a sale/leaseback transaction which provided $114.1 million of cash flows from investing activities. In addition, the 2000 period included purchases of short-term investments totaling $35.1 million, as compared to sales of $11.9 million of short-term investments in 1999, and the sale of TVS and NLG which generated net proceeds of $44.5 million. Net cash provided by financing activities was $46.0 million for the year ended December 31, 2000 compared to $158.7 million used in financing activities in 1999. The 2000 period included $32.0 million of borrowing to fund the acquisition of a new A320 aircraft in June 2000, which was repaid in full upon completion of a sale/leaseback transaction in July 2000, and $111.3 million of borrowing under AWA’s revolving credit facility in December 2000. AWA repaid $50 million of credit facility debt in February 2001 and $15 million in March 2001. The 2000 period also included $10.2 million of long-term debt repayments and purchases of common stock under the stock repurchase program totaling $60.7 million. The 1999 period included $162.1 million of revolving credit facility debt, $94.3 million in February 1999 and $67.8 million in August 1999. These borrowings were repaid in 1999 in accordance with the terms of the credit facility. The 1999 period also included proceeds of $32.8 million from the exercise of 2.6 million AWA Warrants to purchase Holdings’ Class B Common Stock and purchases of Holdings Class B Common Stock and AWA Warrants totaling $121.7 million.

      Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. The Company’s working capital deficiency at December 31, 2000 is $183.1 million.

      As of December 31, 2000, the Company had $305.2 million of long-term debt (including current maturities) which consists primarily of principal amortization of notes payable secured by certain of the Company’s aircraft and $111.3 million of revolving credit facility debt. AWA repaid $50 million of credit facility debt in February 2001 and $15 million in March 2001. Management expects to fund the remaining requirements with cash from operations or refinance these obligations, subject to availability and market conditions at such time.

      At December 31, 2000, AWA had firm commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie (“AVSA”), to purchase a total of 39 Airbus aircraft. AWA also had 17 options and 25 purchase rights to purchase aircraft in the “A320 family” of aircraft (A318s, A319s, A320s and A321s) for delivery in 2005 through 2008. The aggregate cost of firm commitments remaining under the aircraft order is approximately $1.5 billion.

      In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, Holdings and AWA. The combined effective interest rate on the financing is 8.49%. Six A319 and one A320 aircraft that are the subject of this financing were delivered in 2000. The remaining three aircraft were delivered in the first quarter of 2001.

      AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate to support these aircraft orders. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

      AWA has in place a $125 million senior secured revolving credit facility with a group of financial institutions that will expire in 2002. The credit agreement is secured by certain assets of AWA. As of December 31, 2000, AWA had drawn $111.3 million to provide additional working capital during the first quarter of 2001 when revenues tend to be lower due to seasonal fluctuations in the demand for air travel. AWA subsequently repaid $50 million in February 2001 and $15 million in March 2001.

      In May 2000 Holdings completed the sale of a majority interest in TLC’s retail operations, NLG and TVS, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and retained a 12% passive ownership interest in the restructured venture.

      In July 2000 Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time golf tee time reservations systems. TLC received 900,000 common shares, with a fair market value at December 31, 2000 of approximately $0.3 million, and up to 700,000 share purchase warrants of Book4golf.com. Exercise of the warrants and right to earn an additional 300,000 common shares is subject to certain performance criteria. Book4golf.com and TLC have formed a post-acquisition strategic alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations.

      In January 2001 AWA entered into a development agreement and ground lease with the City of Phoenix pursuant to which AWA will construct, lease and operate a flight operations and training facility on land located on the northwest corner of Interstate 10 and Buckeye Road and adjacent to Phoenix Sky Harbor International Airport. The initial lease term is 20 years with two five-year extension options. The facility will contain 164,000 square feet and be comprised of pilot and in-flight training facilities, systems and maintenance operations control, and crew scheduling. The estimated cost to design and construct the facility is $35 million.

      Capital expenditures for the years ended December 31, 2000, 1999 and 1998 were approximately $255.4 million, $299.6 million and $177.0 million, respectively. Capital expenditures for capitalized maintenance were $125.6 million, $112.8 million and $112.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Capital expenditures in 2000 include $32.0 million to purchase one Airbus A320 aircraft that was subsequently refinanced through the sale of America West Airlines 2000-1 Pass Through Trust Certificates. Excluding this aircraft, 2000 capital expenditures were approximately $223.4 million. Capital expenditures in 1999 include $67.8 million to purchase one Airbus A319 and one Airbus A320 aircraft that were subsequently refinanced through the sale of America West Airlines 1999-1 Pass Through Trust Certificates. Excluding these aircraft, 1999 capital expenditures were approximately $231.8 million. Capital expenditures for 2001 are expected to increase to approximately $279.9 million due primarily to increased expenditures for rotable aircraft parts, the new flight training center and automation projects. The Company currently intends to fund such expenditures with cash from operations.

Other Information

Labor Relations

      On June 2, 2000 AWA and the TWU entered into a five-year collective bargaining agreement covering the airline’s 2,500 fleet service employees.

      The Company is in the process of negotiating with ALPA on a new contract for AWA’s pilots. The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the IBT on a first contract covering the Company’s stock clerks, a work group of approximately 60 employees. The Company cannot predict the form of these future collective bargaining agreements and therefore the effect, if any, on AWA’s operations or financial performance.

      On January 22, 2001, the TWU filed an Application for Investigation of Representation Dispute with the National Mediation Board (“NMB”), seeking to represent approximately 4,000 passenger service representatives and reservations agents. On March 20, 2001, that application was dismissed by the NMB due to an insufficient showing of interest. See “Risk Factors —Efforts by labor unions to organize AWA’s employees have occurred in the past and we expect will occur in the future, which could divert management attention, disrupt operations and increase our operating expenses.”

Income Taxes

      At December 31, 2000, the Company had net operating loss (“NOL”), general business tax credit carryforwards and alternative minimum tax credit carryforwards of approximately $147.1 million, $10.3 million and $1.3 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an “ownership change” within a designated testing period, its ability to use its NOL and tax credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of Section 382. This ownership change has resulted in an annual limitation (the “Section 382 Limitation”) upon the Company’s ability to offset any post-change taxable income with pre-change NOL. The Company’s Section 382 Limitation is $36.2 million per year. Should the Company generate insufficient taxable income in any post-change taxable year to utilize fully the Section 382 Limitation of that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted and the carryforward period has not expired. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the ownership change that are recognized in the five year period after the change. During 1999, the Company generated a $105 million built-in gain resulting from a sale/leaseback transaction involving six previously owned aircraft, thereby increasing the limitation under Section 382. See "(d) Sale/Leaseback Transaction” in Note 13, “Commitments and Contingencies” in Notes to Consolidated Financial Statements. The alternative minimum tax credit may be carried forward indefinitely and is available to reduce future income tax payable.

      The Company’s reorganization and the associated implementation of fresh start reporting in 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company’s actual cash income tax liability (i.e., current income taxes payable) of $7.1 million in 2000 is considerably lower than income tax expense shown for financial reporting purposes of $17.1 million. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce AWA’s actual income tax liability.

Government Regulations

      As a member of the Air Transport Association, AWA voluntarily established a customer service plan to provide additional information to passengers on flight delays, cancellations or overbookings, to offer the lowest fare available, allow reservations to be held or cancelled, provide prompt ticket refunds and be more responsive to customer complaints. Congress is currently considering legislation that could impose new consumer protection requirements on airlines including payments to passengers for excessive flight delays and prohibition of the issuance of non-refundable tickets. As a result of competitive pressures AWA and other airlines would be limited in their ability to pass costs associated with compliance with such laws to passengers. We cannot forecast the cost impact of such measures if enacted.

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

      In December 1997 the National Civil Aviation Review Commission (the “NCARC”) completed its Report to Congress on FAA funding and recommended implementation of a cost based user fee system for air carriers. Congress is presently considering the recommendations of the NCARC, which may result in enactment of a new funding mechanism. The Company cannot currently estimate the effect the new combination of ticket and segment taxes, or any change in those taxes as recommended by the NCARC, will have on its operating results. There can be no assurance that the new taxes or such changes will not have a material adverse effect on the Company’s financial condition and results of operations.

      For additional information on government regulation and its effect on the Company see “Government Regulations” in Item 1, Business.

Forward Looking Information

      This discussion contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate”, “estimate”, “project”, “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company’s results are competitive practices in the airline and travel industries generally and particularly in the Company’s principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company’s relations with unionized employees generally and the impact of the process of negotiation of labor contracts on the Company’s operations, the outcome of negotiations of collective bargaining agreements and the impact of those agreements on labor costs, and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company’s operations. For additional discussion of such risks see “Business —Risk Factors,” included in Item 1 of this Report on Form 10-K. Any forward-looking statements speak only as of the date such statements are made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

(a) Commodity Price Risk

      Aircraft fuel costs accounted for approximately 16% of the Company’s total operating expenses during 2000. At current consumption levels, a one cent per gallon change in the price of jet fuel would affect the Company’s annual operating results in 2000 by approximately $4.7 million. Accordingly, a substantial change in the price of jet fuel would have a significant impact on the Company’s results of operations.

      In 1996 AWA implemented a fuel hedging program to manage the risk from fluctuating jet fuel prices. The program’s objectives are to provide some protection against extreme, upward movements in the price of jet fuel and to protect AWA’s ability to meet its annual fuel expense budget. Under the program, AWA may enter into certain hedging transactions with approved counterparties for future periods generally not exceeding 12 months.

      As of December 31, 2000, the Company had entered into price basis swap transactions which fix the spread between West Coast jet fuel prices and heating oil futures and Gulf Coast jet fuel prices and heating oil futures. Further, the Company had entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 12% of projected 2001 fuel requirements, including 51% related to the first quarter, as of December 31, 2000.

      The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the spread between jet fuel prices and heating oil futures. At December 31, 2000 the Company estimates that a 10% change in the price of West Coast jet fuel relative to heating oil futures would have changed the fair value of existing West Coast jet fuel basis swap contracts by approximately $37,800. Similarly, a 10% change in the price of Gulf Coast jet fuel relative to heating oil futures would have changed the fair value of existing Gulf Coast jet fuel basis swap contracts by approximately $10,080. In addition, a 10% increase in heating oil futures prices would have changed the fair value of the costless collar by approximately $1.7 million while a 10% decrease in heating oil futures prices would have changed the fair value by approximately $2.8 million.

      As of March 30, 2001, approximately 40% of AWA’s 2001 fuel requirements are hedged.

      See “(n) New Accounting Standards” in Note 1, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements.

(b) Interest Rate Risk

      The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At December 31, 2000, the Company’s variable-rate long-term debt obligations of approximately $15.7 million represented approximately 11% of its total long-term debt. If interest rates increased 10% in 2001, the impact on the Company’s results of operations would not be material.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA —AMERICA WEST HOLDINGS CORPORATION

      Consolidated balance sheets of Holdings as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2000, together with the related notes and the report of KPMG LLP, independent certified public accountants, are set forth on the following pages.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
America West Holdings Corporation:

      We have audited the accompanying consolidated balance sheets of America West Holdings Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Holdings Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Phoenix, Arizona
March 28, 2001

AMERICA WEST HOLDINGS CORPORATION
Consolidated Balance Sheets
December 31, 2000 and 1999
(in thousands except share data)

	2000	1999

Assets

Current assets:

Cash and cash equivalents	$144,138	$112,174

Short-term investments	50,686	15,617

Accounts receivable, less allowance for doubtful accounts of $1,794 in 2000 and $2,453 in 1999	152,649	118,076

Expendable spare parts and supplies, less allowance for obsolescence of $5,439 in 2000 and $5,612 in 1999	41,843	49,327

Prepaid expenses	41,784	42,809

Total current assets	431,100	338,003

Property and equipment:

Flight equipment	903,336	801,541

Other property and equipment	220,085	208,961

Equipment purchase deposits	93,750	79,399

	1,217,171	1,089,901

Less accumulated depreciation and amortization	462,844	382,187

	754,327	707,714

Other assets:

Restricted cash	34,554	35,579

Reorganization value in excess of amounts allocable to identifiable assets, net	293,780	315,275

Other assets, net	54,754	110,583

	383,088	461,437

	$1,568,515	$1,507,154

Liabilities and Stockholders’ Equity

Current liabilities:

Current maturities of long-term debt	$159,667	$45,171

Accounts payable	156,449	149,816

Air traffic liability	208,868	192,799

Accrued compensation and vacation benefits	36,070	49,865

Accrued taxes	17,155	23,158

Other accrued liabilities	35,988	38,030

Total current liabilities	614,197	498,839

Long-term debt, less current maturities	145,578	155,168

Deferred credits and other liabilities	101,122	106,989

Deferred tax liability, net	40,545	31,989

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—

Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 941,431 shares at December 31, 2000 and 1,100,000 shares at December 31, 1999	9	11

Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 48,991,256 shares in 2000 and 48,561,916 shares in 1999	490	486

Additional paid-in capital	594,177	599,078

Retained earnings	380,746	373,067

Accumulated other comprehensive income (loss)	(1,108)	—

	974,314	972,642

Less: Cost of Class B common stock in treasury, 16,333,895 shares in 2000 and 13,384,795 shares in 1999	(307,241)	(258,473)

Total stockholders’ equity	667,073	714,169

	$1,568,515	$1,507,154

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Income
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands except per share data)

	2000	1999	1998

Operating revenues:

Passenger	$2,179,811	$2,028,223	$1,858,551

Cargo	37,377	41,936	45,551

Other	127,166	140,725	119,182

Total operating revenues	2,344,354	2,210,884	2,023,284

Operating expenses:

Salaries and related costs	559,578	500,351	450,220

Aircraft rents	331,005	277,326	244,088

Other rents and landing fees	130,680	122,035	119,091

Aircraft fuel	373,313	220,380	194,360

Agency commissions	86,469	114,742	117,483

Aircraft maintenance materials and repairs	258,432	218,319	182,844

Depreciation and amortization	54,313	48,442	49,026

Amortization of reorganization value in excess of amounts allocable to identifiable assets	19,896	19,896	19,896

Other	543,305	484,842	437,213

Total operating expenses	2,356,991	2,006,333	1,814,221

Operating income (loss)	(12,637)	204,551	209,063

Nonoperating income (expenses):

Interest income	15,980	12,417	13,105

Interest expense, net	(15,449)	(22,253)	(26,050)

Gain (loss) on disposition of property and equipment	(2,332)	1,095	(638)

Other, net	39,181	10,340	(1,134)

Total nonoperating income (expenses), net	37,380	1,599	(14,717)

Income before income taxes	24,743	206,150	194,346

Income taxes	17,064	86,761	85,775

Net income	$7,679	$119,389	$108,571

Earnings per share:

Basic	$0.22	$3.17	$2.58

Diluted	$0.22	$3.03	$2.40

Shares used for computation:

Basic	35,139	37,679	42,102

Diluted	35,688	39,432	45,208

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998

Cash flows from operating activities:

Net income	$7,679	$119,389	$108,571

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	56,881	51,385	49,545

Amortization of capitalized maintenance	121,031	113,679	89,347

Amortization of reorganization value	21,496	21,496	21,496

Amortization of deferred credits	(9,272)	(7,521)	(6,798)

Gain on sale of subsidiaries	(11,125)	—	—

Other	5,713	3,258	14,316

Changes in operating assets and liabilities:

Increase in accounts receivable, net	(36,622)	(21,693)	(8,091)

Decrease (increase) in expendable spare parts and supplies, net	7,484	(18,180)	(4,012)

Decrease (increase) in prepaid expenses	(2,596)	(366)	93

Decrease (increase) in other assets, net	8,879	(51,984)	22,473

Increase (decrease) in accounts payable	9,926	37,252	(31,136)

Increase (decrease) in air traffic liability	16,216	(16,727)	35,141

Increase (decrease) in accrued compensation and vacation benefits	(13,795)	1,526	11,072

Increase in accrued taxes	4,974	39,603	55,913

Decrease in other accrued liabilities	(152)	(2,774)	(1,554)

Increase (decrease) in other liabilities	3,425	955	(7,435)

Net cash provided by operating activities	190,142	269,298	348,941

Cash flows from investing activities:

Purchases of property and equipment	(255,417)	(299,571)	(176,996)

Sale (purchases) of short-term investments	(35,069)	11,868	(27,485)

Proceeds from sales of property and equipment	38,611	187,197	6,147

Net proceeds from sale of subsidiaries	44,530	—	—

Equipment purchase deposits and other	3,182	(6,250)	(14,415)

Net cash used in investing activities	(204,163)	(106,756)	(212,749)

Cash flows from financing activities:

Proceeds from issuance of debt	143,310	162,074	—

Repayment of debt	(42,159)	(239,876)	(72,245)

Acquisition of treasury stock	(60,653)	(118,278)	(116,148)

Acquisition of warrants	—	(3,378)	(16,175)

Proceeds from exercise of AWA warrants	—	32,781	325

Other	5,487	7,949	4,108

Net cash provided by (used in) financing activities	45,985	(158,728)	(200,135)

Net increase (decrease) in cash and cash equivalents	31,964	3,814	(63,943)

Cash and cash equivalents at beginning of year	112,174	108,360	172,303

Cash and cash equivalents at end of year	$144,138	$112,174	$108,360

Cash, cash equivalents and short-term investments at end of year	$194,824	$127,791	$135,845

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands except share data)

	CLASS A		ADDITIONAL
	COMMON	COMMON	PAID-IN	RETAINED
	STOCK	STOCK	CAPITAL	EARNINGS

Balance at December 31, 1997	$12	$448	$565,546	$145,107

Net income	—	—	—	108,571

Issuance of 25,560 shares and 353,000 shares of Class B common stock pursuant to the exercise of stock warrants and stock options including tax benefit from the exercise of stock options of $1,873	—	4	6,702	—

Issuance of 119,235 shares of Class B common stock	—	1	1,683	—

Acquisition of 100,000 shares of Class A treasury stock	(1)	—	(1,811)	—

Acquisition of 5,951,927 shares of Class B treasury stock	—	—	—	—

Issuance of 50,000 shares of Class B treasury stock	—	—	563	—

Repurchase of 2,906,867 warrants at $5.56 per warrant	—	—	(16,175)	—

Balance at December 31, 1998	11	453	556,508	253,678

Net income	—	—	—	119,389
Issuance of 2,573,060 shares and 481,420 shares of Class B common stock pursuant to the exercise of stock warrants and stock options including tax benefit from the exercise of stock options of $647	—	31	41,346	—

Issuance of 227,237 shares of Class B common stock	—	2	4,567	—

Acquisition of 6,046,700 shares of Class B treasury stock	—	—	—	—

Issuance of 50,000 shares of Class B treasury stock	—	—	35	—

Repurchase of 377,400 warrants at $8.95 per warrant	—	—	(3,378)	—

Balance at December 31, 1999	11	486	599,078	373,067

Net income	—	—	—	7,679

Other comprehensive income: Adjustment to unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—

Total comprehensive income	—	—	—	7,679

Cancellation of 1,930 shares and issuance of 442,010 shares of Class B common stock pursuant to the exercise of stock warrants and stock options including tax benefit from the exercise of stock options of $593	—	4	6,281	—

Cancellation of 10,740 shares of Class B common stock issued as restricted stock	—	—	(331)	—

Acquisition of 2,999,100 shares of Class B treasury stock	—	—	—	—

Issuance of 50,000 shares of Class B treasury stock	—	—	(26)	—

Acquisition and retirement of 158,569 shares of Class A common stock	(2)	—	(10,825)	—

Balance at December 31, 2000	$9	$490	$594,177	$380,746

[Additional columns below]

[Continued from above table, first column(s) repeated]

	ACCUMULATED OTHER	CLASS B
	COMPREHENSIVE	TREASURY
	INCOME (LOSS)	STOCK	TOTAL

Balance at December 31, 1997	$—	$(27,543)	$683,570

Net income	—	—	108,571

Issuance of 25,560 shares and 353,000 shares of Class B common stock pursuant to the exercise of stock warrants and stock options including tax benefit from the exercise of stock options of $1,873	—	—	6,706

Issuance of 119,235 shares of Class B common stock	—	—	1,684

Acquisition of 100,000 shares of Class A treasury stock	—	—	(1,812)

Acquisition of 5,951,927 shares of Class B treasury stock	—	(114,336)	(114,336)

Issuance of 50,000 shares of Class B treasury stock	—	687	1,250

Repurchase of 2,906,867 warrants at $5.56 per warrant	—	—	(16,175)

Balance at December 31, 1998	—	(141,192)	669,458

Net income	—	—	119,389

Issuance of 2,573,060 shares and 481,420 shares of Class B common stock pursuant to the exercise of stock warrants and stock options including tax benefit from the exercise of stock options of $647	—	—	41,377

Issuance of 227,237 shares of Class B common stock	—	—	4,569

Acquisition of 6,046,700 shares of Class B treasury stock	—	(118,278)	(118,278)

Issuance of 50,000 shares of Class B treasury stock	—	997	1,032

Repurchase of 377,400 warrants at $8.95 per warrant	—	—	(3,378)

Balance at December 31, 1999	—	(258,473)	714,169

Net income	—	—	7,679

Other comprehensive income: Adjustment to unrealized gain (loss) on available-for-sale securities, net of tax	(1,108)	—	(1,108)

Total comprehensive income	(1,108)	—	6,571

Cancellation of 1,930 shares and issuance of 442,010 shares of Class B common stock pursuant to the exercise of stock warrants and stock options including tax benefit from the exercise of stock options of $593	—	—	6,285

Cancellation of 10,740 shares of Class B common stock issued as restricted stock	—	—	(331)

Acquisition of 2,999,100 shares of Class B treasury stock	—	(49,825)	(49,825)

Issuance of 50,000 shares of Class B treasury stock	—	1,057	1,031

Acquisition and retirement of 158,569 shares of Class A common stock	—	—	(10,827)

Balance at December 31, 2000	$(1,108)	$(307,241)	$667,073

See accompanying notes to consolidated financial statements

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

1. Summary of Significant Accounting Policies

      Holdings is the parent company for America West Airlines (“AWA”) and The Leisure Company (“TLC”). AWA is the ninth largest commercial airline carrier in the United States serving 63 destinations in the U.S., Canada and Mexico. TLC is a leisure travel subsidiary that arranges and sells vacation packages that include hotel accommodations, airfare, ground transportation and a variety of entertainment options. Holdings’ primary business activity is ownership of all the capital stock of AWA and TLC.

(a)	Basis of Presentation

      The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries AWA and TLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

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

      Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service. In the fourth quarter of 2000, the Company committed to the disposal of certain excess expendable spare parts inventory with a net book value of approximately $11.0 million. As a result, the Company recorded a non-recurring operating expense of $9.0 million to write down excess inventory to net realizable value.

(d)	Property and Equipment

      Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2000, 1999 and 1998 was $9.0 million, $6.1 million and $4.9 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

      The estimated useful lives for the Company’s ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of the Company’s owned aircraft, jet engines, flight equipment and rotable parts range from five to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

      Effective October 1, 1998, AWA extended the estimated depreciable service lives of certain owned Boeing 737-200 aircraft which have been modified to meet the Federal Aviation Administration’s (“FAA”) Stage III noise reduction requirements. This change increased the average depreciable life by approximately four years and reduced depreciation expense in 2000, 1999 and 1998 by approximately $8.0 million, $8.0 million and $2.0 million, respectively.

      The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

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

(g)	Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

      Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 2000, 1999 and 1998 was $156.6 million, $135.1 million and $113.6 million, respectively. In accordance with SFAS No. 121 and Accounting Principles Board (“APB”) Opinion No. 17, the Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

(h)	Frequent Flyer Awards

      The Company maintains a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

      The Company also sells mileage credits to companies participating in its FlightFund program, such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized when transportation is provided.

(i)	Deferred Credit-Operating Leases

      Rents for operating leases were adjusted to fair market value when the Company emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2000 and 1999, the unamortized balance of the deferred credit was $65.6 million and $72.2 million, respectively.

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

      The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $26.3 million, $23.7 million and $20.6 million, respectively.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

(l)	Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

(m)	Stock Options

      The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. (See Note 4, “Stock Options and Awards.”)

(n)	New Accounting Standards

      In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,” which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”), a hedge of the exposure to variable cash flows of a forecasted transaction (“cash flow hedge”), or a hedge of the foreign currency exposure (“foreign currency hedge”) of a net investment in a foreign operation or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In accounting for a fair value hedge, the derivative hedging instrument will be measured at fair value with the mark to fair value being recorded in earnings. In a cash flow hedge, the derivative hedging instrument will be measured at fair value with the effective portion of the gains or losses on the derivative hedging instrument initially being reported in other comprehensive income. In June 1999 the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133”, which defers the effective date of SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. As of December 31, 2000, the estimated fair value of the Company’s fuel hedging contracts was a net obligation of $2.4 million. See “(b) Fuel Price Risk Management” in Note 6, “Financial Instruments and Risk Management” in Notes to Consolidated Financial Statements. SFAS No. 133 is not expected to have a material effect on the Company’s results of operations or financial position.

(o)	Use of Estimates

      Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

2. Long-Term Debt

      Long-term debt at December 31 consists of the following:

	2000	1999

	(in thousands)
Secured

Notes payable, primarily fixed interest rates of 10.75% to 10.79%, averaging 10.78%, installments due 2001 through 2008	$77,376	$87,245

Revolving credit facility, floating interest rates of three month LIBOR + 2.50%, averaging 9.125%, interest only due through 2003 (a)	111,310	—

	188,686	87,245

Unsecured

10 3/4% Senior Unsecured Notes, face amount of $50 million, interest only payment until due in 2005 (b)	49,028	48,820

Notes payable, interest rates of 90-day LIBOR + 1.25%, averaging 7.97%, installments due through 2001	38,500	35,000

Industrial development bonds, face amount of $29.3 million, fixed interest rate of 6.3% due 2023 (c)	29,020	29,008

Other	11	266

	116,559	113,094

Total long-term debt	305,245	200,339

Less: current maturities	159,667	45,171

	$145,578	$155,168

(a)	In December 1999 AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term. Borrowings under this credit facility will accrue interest at either the “base rate” (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the “adjusted eurodollar rate” (LIBOR rate adjusted for certain reserve requirements in respect to “Eurodollar liabilities”) plus the applicable margin based on Moody’s rating of AWA’s senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 2000, AWA had drawn $111.3 million against its available line of credit. AWA subsequently repaid $50 million in February 2001 and $15 million in March 2001.

(b)	The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of the Company on or after September 1, 2000 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

September 1,	Percentage
2000	105.375%

2001	103.583%

2002	101.792%

2003 and thereafter	100.000%

(c)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter.

      Secured financings totaling $188.7 million are collateralized by assets, primarily aircraft, engines, simulators and rotable aircraft parts, with a net book value of $286.3 million at December 31, 2000.

      At December 31, 2000, the estimated maturities of long-term debt are as follows:

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

(in thousands)
2001	159,667

2002	9,674

2003	9,674

2004	8,989

2005	58,303

Thereafter	58,938

$305,245

      Certain of the Company’s long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which the Company was in compliance at December 31, 2000.

3. Capital Stock

      On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants were exercisable by the holders any time before August 25, 1999 and 10.4 million shares of Class B Common Stock were reserved for the exercise of these warrants. As part of the holding company formation transaction that was effective December 31, 1996, the AWA warrants became rights to acquire shares of Holdings Class B Common Stock. AWA made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable to Holdings due December 31, 2005 with an interest rate of 11%. Subsequently, Holdings made a capital contribution to AWA by issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%. Approximately 7.4 million warrants were repurchased by AWA for approximately $51.0 million and approximately 2.6 million warrants were exercised at $12.74 per share. The balance of unexercised warrants expired and were cancelled on August 25, 1999.

      Preferred Stock

      The Company’s Board of Directors by resolution may authorize the issuance of the Preferred Stock as a class, in one or more series, having the number of shares, designations, relative voting rights, dividend rights, liquidation and other preferences and limitations that the Board of Directors fixes, without any stockholder approval. No shares of Preferred Stock have been issued.

      Common Stock

      The holders of Class A Common Stock are entitled to fifty votes per share, and the holders of Class B Common Stock are entitled to one vote per share, on all matters submitted to a vote of common stockholders except that voting rights of non-U.S. citizens are limited. The Class A Common Stock is convertible into an equal number of Class B shares at any time at the election of the holders of the Class A Common Stock. Holdings’ Class B Common Stock is listed on the New York Stock Exchange.

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

      Treasury Stock

      In September 1995 the Company adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998, May 1999 and February 2000. During 1995 through 2000 the Company purchased approximately 16.5 million shares of Class B Common Stock and 7.4 million Warrants. As of December 31, 2000, the remaining balance available to be purchased under the program was 900 shares of issued and outstanding Class B Common Stock.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

4. Stock Options and Awards

      Under the 1994 Incentive Equity Plan, as amended (the “Plan”), the Company’s Board of Directors may grant stock options to officers and key employees. The maximum number of shares of Class B Common Stock authorized for issuance under the Plan is 9.0 million shares of which 0.6 million shares are available for grant at December 31, 2000. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years.

      Stock option activity during the years indicated is as follows:

		Weighted-
	Number of	Average
	Shares	Exercise Price

Balance at December 31, 1997:	3,451,500	$14.09

Granted	1,867,000	$19.60

Exercised	(353,000)	$12.77

Canceled	(180,500)	$16.02

Balance at December 31, 1998:	4,785,000	$16.26

Granted	1,525,650	$19.53

Exercised	(481,420)	$16.51

Canceled	(591,993)	$18.74

Balance at December 31, 1999:	5,237,237	$16.91

Granted	1,782,300	$13.49

Exercised	(442,010)	$12.93

Canceled	(676,222)	$19.28

Balance at December 31, 2000:	5,901,305	$15.90

      At December 31, 2000, options outstanding and exercisable by price range are as follows:

		Weighted			Weighted
		Average	Weighted	Options	Average
Range of	Options	Remaining	Average	Currently	Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$8.00 - $12.00	2,195,884	7.57	$10.51	1,065,593	$10.23

$12.01 - $16.50	880,834	6.97	$14.36	652,178	$14.16

$16.51 - $20.00	1,247,001	8.22	$18.10	615,013	$18.24

$20.01 - $24.88	1,459,586	7.70	$22.07	785,125	$22.60

$24.89 - $29.19	118,000	7.38	$28.48	87,667	$28.47

	5,901,305	7.64	$15.90	3,205,576	$16.09

      The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $5.38, $8.83 and $7.88, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2000 —expected dividend yield of 0.0%, risk-free interest rate of 6.1%, volatility of 52.2% and an expected life of four years; 1999 —expected dividend yield of 0.0%, risk-free interest rate of 5.5%, volatility of 60.0% and an expected life of four years; 1998 —expected dividend yield of 0.0%, risk-free interest rate of 4.5%, volatility of 52.6% and an expected life of four years.

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma (unaudited) amounts indicated below:

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

		2000	1999	1998

		(in thousands except per share data)
Net income (loss):	As reported	$7,679	$119,389	$108,571

	Pro forma	$(1,709)	$114,323	$103,583

Earnings (loss) per share:

Basic	As reported	$0.22	$3.17	$2.58

	Pro forma	$(0.05)	$3.03	$2.46

Diluted	As reported	$0.22	$3.03	$2.40

	Pro forma	$(0.05)	$2.90	$2.29

      Pro forma net income (loss) reflects only options granted during the years 1995 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

      Under the Plan, the Company granted 20,000 shares, 221,500 shares and 113,000 shares of Class B Common Stock as restricted stock to certain officers and key employees in 2000, 1999 and 1998, respectively. The Company recognized compensation expense of $1.6 million, $0.9 million and $1.1 million related to restricted stock in 2000, 1999 and 1998, respectively. At December 31, 2000, 302,734 shares of restricted stock were vested.

      The Plan also provides for the issuance of stock and grant of stock options to non-employee directors. The Company has granted options to purchase 240,000 shares of Class B Common Stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. As of December 31, 2000, 183,000 options were outstanding and exercisable at prices ranging from $8.00 to $29.19 per share. On December 31, 2000, 1999 and 1998, non-employee directors were also granted Class B Common Stock pursuant to the Plan totaling 9,000 shares, 5,737 shares, and 6,235 shares, respectively.

5. Employee Benefit Plan

      The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $10,500 in 2000. The Company’s matching contribution is determined annually by the Board of Directors. The Company’s contribution expense to the plan totaled $9.0 million, $7.6 million and $6.9 million in 2000, 1999 and 1998, respectively.

6. Financial Instruments and Risk Management

(a)	Fair Value of Financial Instruments

      Cash Equivalents, Short-term Investments and Receivables

      The carrying amount approximates fair value because of the short-term nature of these instruments.

      Investment in Equity Securities

      The Company owns approximately 77,000 depository certificates which are convertible, subject to certain restrictions, into the common stock of Equant N.V. (“Equant”). The estimated fair value of these depository certificates as of December 31, 2000 and 1999 was approximately $2.0 million and $8.6 million, respectively, based upon the publicly traded market value of Equant common stock. The fair value of the Company’s investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange). Accordingly, the investment is carried at cost, which was not material as of December 31, 2000 or 1999.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

      In May 2000 Holdings completed the sale of a majority interest in TLC’s retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and retained a 12% passive ownership interest in the restructured venture. The investment is carried on the Company’s consolidated balance sheet at historical cost, which approximates $6.5 million at December 31, 2000.

      In July 2000 Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time golf tee time reservation systems. TLC received 900,000 common shares, with a fair market value of $2.1 million, representing approximately 2% ownership interest. The estimated fair value of the Company’s investment in Book4golf.com was approximately $0.3 million at December 31, 2000. (See Note 10, “Accumulated Other Comprehensive Income (Loss).”)

      Warrants

      The Company is the holder of warrants in a number of on-line ventures that are not yet public. The fair value of these warrants is not readily determinable. Accordingly, the investment is carried at cost, which was not material at December 31, 2000 or 1999.

      Long-term Debt

      At December 31, 2000 and 1999, the fair value of long-term debt was approximately $305 million and $200 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

(b)	Fuel Price Risk Management

      Under its fuel hedging program, the Company may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 2000, the Company had entered into fixed price swap and costless collar transactions hedging approximately 12% of its projected 2001 fuel requirements. The fair value of the Company’s financial derivative instruments at December 31, 2000 was a net obligation of approximately $2.4 million. For further details of the Company’s fuel hedge positions at December 31, 2000 see “Quantitative and Qualitative Disclosures about Market Risk” and “New Accounting Standards” in Note 1.

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

      The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company’s receivables result from tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on AWA. These receivables are short-term, generally being settled shortly after the sale.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

7. Income Taxes

      The Company recorded income tax expense as follows:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)
Current Taxes:

Federal	$6,352	$23,503	$33,915

State	786	3,215	5,214

Total current taxes	7,138	26,718	39,129

Deferred taxes	9,926	60,043	46,646

Total income tax expense	$17,064	$86,761	$85,775

      The Company’s emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses and state income taxes that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company’s actual cash income tax liability (i.e., current income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce the Company’s current income tax liability.

      Income tax expense differs from amounts computed at the federal statutory income tax rate as follows:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)
Income tax expense at U.S. statutory rate	$8,660	$72,153	$68,021

State income taxes, net of federal income tax benefit	1,329	6,620	7,803

Nondeductible amortization of reorganization value in excess of amounts allocable to identifiable assets	7,524	7,524	7,524

Change in valuation allowance	(1,419)	—	—

Expired tax credits	1,419	—	—

Other, net	(449)	464	2,427

Total	$17,064	$86,761	$85,775

      As of December 31, 2000, the Company has available net operating loss carryforwards (“NOL”), business tax credit carryforwards and alternative minimum tax credit carryforwards for federal income tax purposes of approximately $147.1 million, $10.3 million and $1.3 million, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 2001 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company’s reorganization in 1994, the Company’s ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

      Composition of Deferred Tax Items:

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

	2000	1999

	(in thousands)
Deferred income tax liabilities Property and equipment, principally depreciation and “fresh start” differences	$(107,482)	$(101,480)

Other	—	(6,738)

Total deferred tax liability	(107,482)	(108,218)

Deferred tax assets
Aircraft leases	17,267	18,718

Frequent flyer accrual	5,469	4,790

Net operating loss carryforwards	55,150	68,301

Tax credit carryforwards	12,145	12,968

Other	4,034	—

Total deferred tax assets	94,065	104,777
Valuation allowance	(27,128)	(28,548)

	66,937	76,229

Net deferred tax liability	$(40,545)	$(31,989)

      The change in net deferred tax liability differs from current year deferred income tax expense due to the Alternative Minimum Tax credit carryforward and SFAS No. 115 deferred tax item of approximately $1.4 million.

      SFAS No. 109, “Accounting for Income Taxes”, requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. The valuation allowance of $27.1 million is necessary because at this time the Company has not determined it is more likely than not that the balance of the deferred tax assets will be fully realized. The Company continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, the Company were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

8. Supplemental Information to Consolidated Statements of Cash Flows

      Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)
Non-cash transactions:

Notes payable issued for equipment purchase deposits	$42,000	$35,000	$45,500

Notes payable canceled under the aircraft purchase agreement	38,500	45,500	12,596

Cash transactions:

Interest paid, net of amounts capitalized	11,536	19,920	22,184

Income taxes paid	9,859	56,062	20,963

9. Investments in Debt Securities

      Cash equivalents and short-term investments as of December 31 are classified as follows:

	2000	1999

	(in thousands)
Corporate notes	163,942	61,135

Money market funds	30,882	55,507

Other debt securities	—	11,149

Total cash, cash equivalents and short-term investments	$194,824	$127,791

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

10. Accumulated Other Comprehensive Income (Loss)

      In July 2000 Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. TLC received 900,000 common shares, with a fair market value of $2.1 million, and up to 700,000 share purchase warrants of Book4golf.com. Exercise of the warrants and right to earn an additional 300,000 common shares is subject to certain performance criteria. The Company recorded a non-operating pretax gain on sale of $2.0 million in the third quarter of 2000. Book4golf.com and TLC have formed a post-acquisition alliance to create and market golf vacation packages that can be designed and purchased on-line, including tee times, green fees, golf lessons, air travel, car rental and hotel accommodations. In accordance with SFAS No. 115, the Company has classified TLC’s investment in Book4golf.com as available-for-sale securities in the Company’s consolidated balance sheet.

      SFAS No. 130, “Reporting Comprehensive Income” requires unrealized gains or losses on the Company’s available-for-sale securities to be included in accumulated other comprehensive income, a component of stockholders’ equity. The fair market value of the 900,000 Book4golf.com common shares was $0.3 million at December 31, 2000. Accordingly, the Company has recorded a $1.1 million net loss to reflect a decrease in the fair market value of this investment. The tax benefit associated with the loss was $0.7 million.

11. Non-Operating Income (Expense) —Other, Net

      In March 2000 AWA sold 500,000 warrants to purchase common stock of Priceline.com, Inc. for approximately $18.0 million, resulting in a pretax gain of approximately $15.5 million.

      In May 2000 Holdings completed the sale of a majority interest in TLC’s retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and retained a 12% passive ownership interest in the restructured venture. The Company recorded a $9.2 million pretax gain on this sale transaction.

      In July 2000 Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. TLC received 900,000 common shares, with a fair market value of $2.1 million, and up to 700,000 share purchase warrants of Book4golf.com. Exercise of the warrants and right to earn an additional 300,000 common shares is subject to certain performance criteria. The Company recorded a non-operating pretax gain on sale of $2.0 million in the third quarter of 2000.

      In September 2000 AWA recorded an $8.8 million pretax unrealized gain on the Company’s investment in one million shares of GetThere.com common stock. AWA sold all one million shares of GetThere.com for approximately $17.8 million in October 2000.

      In December 1999 AWA recorded an $11.9 million pretax unrealized gain on the Company’s investment in Priceline.com common stock. AWA sold all 294,109 shares of Priceline.com for approximately $15.1 million in January 2000.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

12. Earnings Per Share

	Year Ended December 31,

	2000	1999	1998

	(in thousands of dollars except share data)
BASIC EARNINGS PER SHARE

Income applicable to common stock	$7,679	$119,389	$108,571

Weighted average common shares outstanding	35,139,084	37,678,947	42,102,211

Basic earnings per share	$0.22	$3.17	$2.58

DILUTED EARNINGS PER SHARE

Income applicable to common stock	$7,679	$119,389	$108,571

Share computation:

Weighted average common shares outstanding	35,139,084	37,678,947	42,102,211

Assumed exercise of stock options and warrants	549,093	1,753,324	3,105,982

Weighted average common shares outstanding as adjusted	35,688,177	39,432,271	45,208,193

Diluted earnings per share	$0.22	$3.03	$2.40

      For the years ended December 31, 2000, 1999 and 1998, options of 3,592,311, 1,632,041 and 1,843,391, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock.

13. Commitments and Contingencies

(a)	Leases

      As of December 31, 2000, the Company had 127 aircraft under operating leases with remaining terms ranging from one year to approximately 22 years. The Company has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

      At December 31, 2000, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

(in thousands)
2001	$369,670

2002	336,141

2003	283,386

2004	235,472

2005	220,327

Thereafter	1,820,343

$3,265,339

      Rent expense (excluding landing fees) was approximately $427 million, $365 million and $330 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Collectively, the operating lease agreements require security deposits with lessors of $27.9 million and bank letters of credit of $18.5 million. The letters of credit are collateralized by $18.5 million of restricted cash as of December 31, 2000.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

(b)	Revenue Bonds

      In June 1999 Series 1999 special facility revenue bonds (“new bonds”) were issued by a municipality to fund the retirement of the Series 1994A bonds (“old bonds”) and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter.

(c)	Aircraft Acquisitions

      At December 31, 2000, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, 13 Airbus A319-100 and 11 Airbus A320-200 aircraft with delivery through 2004 at a cost of approximately $1.5 billion. The agreement with AVSA also includes options to purchase an additional 17 A320 family aircraft during 2005 through 2006 and purchase rights for an additional 25 A320 series aircraft for delivery in 2007 to 2008.

      The Company has an agreement with International Aero Engines (“IAE”) which provides for the purchase by the Company of seven new V2500-A5 spare engines scheduled for delivery through 2003 for use on certain of the A320 fleet. At December 31, 2000, the seven engines have an estimated aggregate cost of $31 million.

      The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

(in thousands)
2001	$446,080

2002	153,747

2003	387,116

$986,943

      In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, Holdings and AWA. The combined effective interest rate on the financing is 8.49%. Six A319 and one A320 aircraft that are the subject of this financing were delivered in 2000. The remaining three aircraft were delivered in the first quarter of 2001.

(d)	Sale/Leaseback Transactions

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

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

14. Related Party Transactions

      AWA has entered into various aircraft leasing arrangements with AerFi Group plc (“AerFi”), formerly GPA Group plc, at terms comparable to those obtained from third parties for similar transactions. William A. Franke, the Company’s Chairman and CEO, was a director and, indirectly, a minor shareholder of AerFi. In addition, an affiliate of TPG purchased a large minority stake in AerFi in November 1998 and had three representatives serving on AerFi’s five-member Board of Directors. AerFi was acquired by AirFinance B.V. in November 2000 and Mr. Franke and the TPG affiliate disposed of all share interests in AerFi at that time. Mr. Franke and the representatives of the TPG affiliate also resigned from their board positions at that time. AWA currently leases four aircraft from AerFi and the rental payments for such leases amounted to $14.8 million, $14.8 million and $19.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, the Company was obligated to pay approximately $177.1 million under the AerFi leases which expire at various dates through the year 2013.

      AerFi and AWA also entered into a Put Termination Agreement which terminated arrangements with AerFi pursuant to which AerFi could cause AWA to lease up to four additional aircraft prior to June 30, 1999. Pursuant to the Put Termination Agreement, AWA is obligated to make certain payments to the U.S. subsidiaries of AerFi (“AerFi Subs”). The payments due to the AerFi Subs under the Put Termination Agreement were approximately $1.9 million for each of the years 2000, 1999 and 1998.

      As part of the Company’s reorganization in 1994, Continental Airlines made an investment in the Company, and the Company entered into an alliance agreement related to codesharing arrangements and ground handling operations. The Company paid Continental approximately $32.4 million, $31.7 million and $27.8 million and also received approximately $25.5 million, $24.5 million and $20.5 million in 2000, 1999 and 1998, respectively, from Continental pursuant to these agreements.

      In December 2000 Continental Airlines sold to the Company all 158,569 shares of Class A common stock of the Company held by Continental. Continental also assigned to the Company its rights of first refusal held by Continental with respect to shares of Class A Common Stock owned by TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. (collectively, the “TPG Parties”) under a Priority Distribution Agreement originally entered into between Continental and the TPG Parties in 1994. As consideration, America West paid Continental $10.8 million with respect to these transactions. As an inducement for the TPG Parties to consent to the transfer of the rights of first refusal, the Company has agreed not to exercise its rights of first refusal with respect to any of the Class A common stock held by the TPG Parties but retains its rights of first refusal with respect to any subsequent transfer proposed by any third party who acquires such shares. Additionally, the Company's rights of first refusal will terminate in the event William A. Franke ceases to be the Chairman of the Company. The payment was accounted for in 2000 as a reduction in shareholders’ equity.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

15. Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data for 2000 and 1999 follows (in thousands of dollars except per share amounts):

	1st		2nd		3rd		4th
	Quarter		Quarter		Quarter		Quarter

2000

Operating revenues	$562,892		$617,927		$590,539		$572,996

Operating income (loss)	11,030		48,307		240		(72,214)

Nonoperating income, net	15,001		9,179		12,022		1,178

Income tax benefit (expense)	(11,402)		(23,995)		(10,960)		29,293

Net income (loss)	14,629	(1)	33,491	(2)	1,302	(3)	(41,743	)(4)

Earnings (loss) per share:

Basic	.40		.93		.04		(1.24)

Diluted	.40		.91		.04		(1.23)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

1999

Operating revenues	$519,626	$569,480	$552,839	$568,939

Operating income	50,715	75,591	41,198	37,047

Nonoperating income (expense), net	(3,978)	(273)	(3,326)	9,176

Income tax expense	(20,798)	(33,064)	(15,659)	(17,240)

Net income	25,939	42,254	22,213	28,983	(5)

Earnings per share:

Basic	.67	1.12	.60	.79

Diluted	.63	1.06	.57	.76

(1)	Includes a $15.5 million pretax gain on sale of 500,000 warrants to purchase common stock of Priceline.com.

(2)	Includes a $9.2 million pretax gain from TLC’s sale of a majority interest in National Leisure Group and The Vacation Store.

(3)	Includes an $8.8 million pretax unrealized gain on the Company’s investment in GetThere.com common stock.

(4)	Includes $16.0 million of non-recurring operating expenses primarily related to the write-down to net realizable value of certain excess expendable parts inventory that will be sold.

(5)	Includes an $11.9 million pretax unrealized gain on the Company’s investment in Priceline common stock and $2.5 million of revenue related to additional Priceline warrants granted to AWA in November 1999.

      Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 2000 and 1999 does not equal the total computed for the year.

16. Segment Disclosures

      Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying balance sheets and statements of income.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED

17. Subsequent Event

      Codeshare Agreements

      In March 2001 AWA restructured its codeshare agreement with Mesa Airlines to expand regional flying in the western United States under the America West Express banner. AWA also entered into a new partnership with Chautauqua Airlines for regional codesharing as America West Express in the eastern United States. Under these agreements, the America West Express regional fleet will increase to 77 jet aircraft by 2005 with options for further expansion to as many as 129 aircraft. The new regional jets will be used to grow AWA’s service from its three primary hubs in Phoenix, Las Vegas and Columbus, Ohio. In February 2001 AWA also entered into a codeshare agreement with Big Sky Airlines, expanding AWA’s route structure with service to 20 new markets in Montana, Texas, Oklahoma and Arkansas.

ITEM 8B. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA —AMERICA WEST AIRLINES, INC. (“AWA”)

      Balance sheets of AWA as of December 31, 2000 and 1999, and the related statements of operations, cash flows and stockholder’s equity for each of the years in the three-year period ended December 31, 2000, together with the related notes and the report of KPMG LLP, independent certified public accountants, are set forth on the following pages.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholder
America West Airlines, Inc.:

      We have audited the accompanying balance sheets of America West Airlines, Inc. as of December 31, 2000 and 1999, and the related statements of operations, cash flows and stockholder’s equity for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Phoenix, Arizona
March 28, 2001

AMERICA WEST AIRLINES, INC.
Balance Sheets
December 31, 2000 and 1999
(in thousands except share data)

	2000	1999

Assets

Current assets:

Cash and cash equivalents	$139,150	$105,545

Short-term investments	50,686	15,617

Accounts receivable, less allowance for doubtful accounts of $1,401 in 2000 and $2,005 in 1999	130,219	102,014

Advances to parent company and affiliate, net	273,272	248,335

Expendable spare parts and supplies, less allowance for obsolescence of $5,439 in 2000 and $5,612 in 1999	41,843	49,327

Prepaid expenses	35,998	33,903

Total current assets	671,168	554,741

Property and equipment:

Flight equipment	903,336	801,541

Other property and equipment	211,922	197,394

Equipment purchase deposits	93,750	79,399

	1,209,008	1,078,334

Less accumulated depreciation and amortization	458,616	378,185

	750,392	700,149

Other assets:

Restricted cash	31,120	31,624

Reorganization value in excess of amounts allocable to identifiable assets, net	271,906	291,801

Other assets, net	60,887	85,180

	363,913	408,605

	$1,785,473	$1,663,495

Liabilities and Stockholder’s Equity

Current liabilities:

Current maturities of long-term debt	$159,667	$45,171

Accounts payable	147,661	130,752

Air traffic liability	183,531	175,528

Accrued compensation and vacation benefits	35,850	48,227

Accrued taxes	53,226	54,775

Other accrued liabilities	35,856	35,462

Total current liabilities	615,791	489,915

Long-term debt, less current maturities	145,578	155,168

Deferred credits and other liabilities	99,308	105,175

Deferred tax liability, net	42,856	30,768

Commitments and contingencies

Stockholder’s equity:

Class B common stock, $.01 par value. Authorized 1,000 shares; issued and outstanding 1,000 shares	—	—

Additional paid-in capital	519,748	519,748

Retained earnings	362,192	362,721

Total stockholder’s equity	881,940	882,469

	$1,785,473	$1,663,495

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998

Operating revenues:

Passenger	$2,179,811	$2,028,223	$1,858,551

Cargo	37,377	41,936	45,551

Other	73,683	76,796	64,612

Total operating revenues	2,290,871	2,146,955	1,968,714

Operating expenses:

Salaries and related costs	556,906	498,490	448,049

Aircraft rents	331,005	277,326	244,088

Other rents and landing fees	130,679	122,034	119,089

Aircraft fuel	373,313	220,380	194,360

Agency commissions	86,469	114,742	117,483

Aircraft maintenance materials and repairs	258,432	218,319	182,844

Depreciation and amortization	54,313	48,442	49,026

Amortization of reorganization value in excess of amounts allocable to identifiable assets	19,896	19,896	19,896

Other	492,596	429,425	396,033

Total operating expenses	2,303,609	1,949,054	1,770,868

Operating income (loss)	(12,738)	197,901	197,846

Nonoperating income (expenses):

Interest income	23,706	19,593	20,682

Interest expense, net	(22,939)	(29,352)	(33,807)

Gain (loss) on disposition of property and equipment	(2,332)	1,095	(638)

Other, net	29,444	11,737	474

Total nonoperating income (expenses), net	27,879	3,073	(13,289)

Income before income taxes	15,141	200,974	184,557

Income taxes	15,670	84,352	81,541

Net income (loss)	$(529)	$116,622	$103,016

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998

Cash flows from operating activities:

Net income (loss)	$(529)	$116,622	$103,016

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	54,313	48,442	49,026

Amortization of capitalized maintenance	121,031	113,679	89,347

Amortization of reorganization value	19,896	19,896	19,896

Amortization of deferred credits	(9,272)	(7,521)	(6,798)

Other	4,133	2,402	14,009

Changes in operating assets and liabilities:

Increase in accounts receivable, net	(53,143)	(147,173)	(115,471)

Decrease (increase) in expendable spare parts and supplies, net	7,484	(18,180)	(4,012)

Decrease (increase) in prepaid expenses	(2,771)	(387)	904

Decrease (increase) in other assets, net	7,891	(24,172)	43,267

Increase (decrease) in accounts payable	16,908	28,646	(38,803)

Increase (decrease) in air traffic liability	8,004	(20,485)	22,864

Increase (decrease) in accrued compensation and vacation benefits	(12,377)	1,145	10,530

Increase in accrued taxes	10,539	72,174	51,706

Increase (decrease) in other accrued liabilities	180	(5,938)	(705)

Increase (decrease) in other liabilities	3,425	950	(7,435)

Net cash provided by operating activities	175,712	180,100	231,341

Cash flows from investing activities:

Purchases of property and equipment	(252,177)	(293,424)	(176,337)

Sale (purchases) of short-term investments	(35,069)	11,868	(27,485)

Proceeds from sales of property and equipment	38,611	187,197	1,647

Equipment purchase deposits and other	5,582	(6,250)	(5,500)

Net cash used in investing activities	(243,053)	(100,609)	(207,675)

Cash flows from financing activities
Proceeds from issuance of debt	143,310	162,074	—

Repayment of debt	(42,159)	(239,876)	(71,495)

Acquisition of warrants	—	(3,378)	(16,175)

Other	(205)	—	(400)

Net cash provided by (used in) financing activities	100,946	(81,180)	(88,070)

Net increase (decrease) in cash and cash equivalents	33,605	(1,689)	(64,404)

Cash and cash equivalents at beginning of year	105,545	107,234	171,638

Cash and cash equivalents at end of year	$139,150	$105,545	$107,234

Cash, cash equivalents and short-term investments at end of year	$189,836	$121,162	$134,719

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
Statements of Stockholder’s Equity
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands except share data)

	ADDITIONAL
	PAID-IN	RETAINED
	CAPITAL	EARNINGS	TOTAL

Balance at December 31, 1997	$539,301	$145,467	$684,768

Repurchase of 2,906,867 warrants at $5.56 per warrant	(16,175)	—	(16,175)

Dividend to Holdings	—	(2,384)	(2,384)

Net income	—	103,016	103,016

Balance at December 31, 1998	523,126	246,099	769,225

Repurchase of 377,400 warrants at $8.95 per warrant	(3,378)	—	(3,378)

Net income	—	116,622	116,622

Balance at December 31, 1999	519,748	362,721	882,469

Net loss	—	(529)	(529)

Balance at December 31, 2000	$519,748	$362,192	$881,940

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

1. Summary of Significant Accounting Policies

      America West Airlines, Inc. (“AWA”), is a wholly owned subsidiary of America West Holdings Corporation (“Holdings”), a Delaware corporation. Holdings’ primary business activity is ownership of all the capital stock of AWA, the ninth largest commercial airline carrier in the United States serving 63 destinations in the U.S., Canada and Mexico.

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

      Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service. In the fourth quarter of 2000, the Company committed to the disposal of certain excess expendable spare parts inventory with a net book value of approximately $11.0 million. As a result, the Company recorded a non-recurring operating expense of $9.0 million to write down excess inventory to net realizable value.

(c)	Property and Equipment

      Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2000, 1999 and 1998 was $9.0 million, $6.1 million and $4.9 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

      The estimated useful lives for AWA’s ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of AWA’s owned aircraft, jet engines, flight equipment and rotable parts range from five to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

      Effective October 1, 1998, AWA extended the estimated depreciable service lives of certain owned Boeing 737-200 aircraft which have been modified to meet the Federal Aviation Administration’s (“FAA”) Stage III noise reduction requirements. This change increased the average depreciable life by approximately four years and reduced depreciation expense in 2000, 1999 and 1998 by approximately $8.0 million, $8.0 million and $2.0 million, respectively.

      AWA records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

(d)	Restricted Cash

      Restricted cash includes cash deposits securing certain letters of credit.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

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

(f)	Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

      Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 2000, 1999 and 1998 was $151.8 million, $131.9 million and $112.0 million, respectively. In accordance with SFAS No. 121 and APB Opinion No. 17, AWA assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

(g)	Frequent Flyer Awards

      AWA maintains a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

      AWA also sells mileage credits to companies participating in its FlightFund program, such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized when transportation is provided.

(h)	Deferred Credit-Operating Leases

      Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2000 and 1999, the unamortized balance of the deferred credit was $65.6 million and $72.2 million, respectively.

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

      AWA expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $18.7 million, $14.4 million and $16.2 million, respectively.

(k)	Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

(l)	New Accounting Standards

      In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”), a hedge of the exposure to variable cash flows of a forecasted transaction (“cash flow hedge”), or a hedge of the foreign currency exposure (“foreign currency hedge”) of a net investment in a foreign operation or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In accounting for a fair value hedge, the derivative hedging instrument will be measured at fair value with the mark to fair value being recorded in earnings. In a cash flow hedge, the derivative hedging instrument will be measured at fair value with the effective portion of the gains or losses on the derivative hedging instrument initially being reported in other comprehensive income. In June 1999 the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement No. 133”, which defers the effective date of SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. AWA will adopt SFAS No. 133 in 2001. As of December 31, 2000, the estimated fair value of AWA’s fuel hedging contracts was a net obligation of $2.4 million. See “(b) Fuel Price Risk Management” in Note 5, “Financial Instruments and Risk Management” in Notes to Financial Statements. SFAS No. 133 is not expected to have a material effect on AWA’s results of operations or financial position.

(m)	Use of Estimates

      Management of AWA has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(n)	Reclassification

      Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

2. Long-Term Debt

      Long-term debt at December 31 consists of the following:

	2000	1999

	(in thousands)
Secured

Notes payable, primarily fixed interest rates of 10.75% to 10.79%, averaging 10.78%, installments due 2001 through 2008	$77,376	$87,245

Revolving credit facility, floating interest rates of three month LIBOR + 2.50%, averaging 9.125%, interest only due through 2003 (a)	111,310	—

	188,686	87,245

Unsecured

10 3/4% Senior Unsecured Notes, face amount of $50 million, interest only payment until due in 2005 (b)	49,028	48,820

Notes payable, interest rates of 90-day LIBOR +1.25%, averaging 7.97%, installments due through 2001	38,500	35,000

Industrial development bonds, face amount of $29.3 million, fixed interest rate of 6.3% due 2023 (c)	29,020	29,008

Other	11	266

	116,559	113,094

Total long-term debt	305,245	200,339

Less: current maturities	159,667	45,171

	$145,578	$155,168

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

(a)	In December 1999 AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term. Borrowings under this credit facility will accrue interest at either the “base rate” (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the “adjusted eurodollar rate” (LIBOR rate adjusted for certain reserve requirements in respect to “Eurodollar liabilities”) plus the applicable margin based on Moody’s rating of AWA’s senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 2000, AWA had drawn $111.3 million against its available line of credit. AWA subsequently repaid $50 million in February 2001 and $15 million in March 2001.

(b)	The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of the Company on or after September 1, 2000 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

September 1,	Percentage
2000	105.375%

2001	103.583%

2002	101.792%

2003 and thereafter	100.000%

(c)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter.

      Secured financings totaling $188.7 million are collateralized by assets, primarily aircraft, engines, simulators and rotable aircraft parts, with a net book value of $286.3 million at December 31, 2000.

      At December 31, 2000, the estimated maturities of long-term debt are as follows:

(in thousands)
2001	159,667

2002	9,674

2003	9,674

2004	8,989

2005	58,303

Thereafter	58,938

$305,245

      Certain of AWA’s long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which AWA was in compliance at December 31, 2000.

3. Capital Stock

      Warrants

      On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants were exercisable by the holders any time before August 25, 1999 and 10.4 million shares of Class B Common Stock were reserved for the exercise of these warrants. As part of the holding company formation transaction that was effective December 31, 1996, the AWA warrants became rights to acquire shares of Holdings Class B Common Stock. AWA made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable to Holdings due December 31, 2005 with an interest rate of 11%. Subsequently, Holdings made a capital contribution to AWA by issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%. AWA has the right on December 31, 2005 to repay all or a

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

portion of the then outstanding principal balance of its note payable by offsetting by an equal amount the then outstanding principal balance of its note receivable and thus, these notes have been offset in the accompanying financial statements in accordance with applicable accounting standards.

      Approximately 7.4 million warrants were repurchased by AWA for approximately $51.0 million and approximately 2.6 million warrants were exercised at $12.74 per share. The balance of unexercised warrants expired and were cancelled on August 25, 1999.

      Common Stock

      The holders of common stock are entitled to one vote for each share of stock held by the holder. Holders of common stock have no right to cumulate their votes in the election of directors. The holders of common stock are entitled to receive, when and if declared by the Board of Directors, out of the assets of AWA which are by law available, dividends payable either in cash, in stock or otherwise. Holdings’ Class B Common Stock is listed on the New York Stock Exchange.

4. Employee Benefit Plan

      AWA has a 401(k) defined contribution plan, covering essentially all employees of AWA. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $10,500 in 2000. AWA’s matching contribution is determined annually by the Board of Directors. AWA’s contribution expense to the plan totaled $8.9 million, $7.4 million and $6.8 million in 2000, 1999 and 1998, respectively.

5. Financial Instruments and Risk Management

(a)	Fair Value of Financial Instruments

      Cash Equivalents, Short-term Investments and Receivables

      The carrying amount approximates fair value because of the short-term nature of these instruments.

      Investment in Equity Securities

      AWA owns approximately 77,000 depository certificates which are convertible, subject to certain restrictions, into the common stock of Equant N.V. (“Equant”). The estimated fair value of these depository certificates as of December 31, 2000 and 1999 was approximately $2.0 million and $8.6 million, respectively, based upon the publicly traded market value of Equant common stock. The fair value of AWA’s investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange). Accordingly, the investment is carried at cost, which was not material as of December 31, 2000 or 1999.

      Warrants

      AWA is the holder of warrants in a number of on-line ventures that are not yet public. The fair value of these warrants is not readily determinable. Accordingly, the investment is carried at cost, which was not material at December 31, 2000 or 1999.

      Long-term Debt

      At December 31, 2000 and 1999, the fair value of long-term debt was approximately $305 million and $200 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

(b)	Fuel Price Risk Management

      Under its fuel hedging program, AWA may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 2000, AWA had entered into fixed price swap and costless collar transactions hedging approximately 12% of its projected 2001 fuel requirements. The fair value of the Company’s financial derivative instruments at December 31, 2000 was a net obligation of approximately $2.4 million. For further details of AWA’s fuel hedge positions at December 31, 2000 see “Quantitative and Qualitative Disclosures about Market Risk” and “New Accounting Standards” in Note 1.

      AWA is exposed to credit risks in the event any counterparty fails to meet its obligations. AWA does not anticipate such non-performance as counterparties are selected based on credit ratings, exposure to any one counterparty is limited based on formal guidelines and the relative market positions with such counterparties are closely monitored.

(c)	Concentration of Credit Risk

      AWA does not believe it is subject to any significant concentration of credit risk. Most of AWA’s receivables result from tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on AWA. These receivables are short-term, generally being settled shortly after the sale.

6. Income Taxes

      AWA recorded income tax expense (benefit) as follows:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)
Current:

Federal	$2,296	$22,983	$29,322

State	284	3,161	4,959

Total current	2,580	26,144	34,281

Deferred:	13,090	58,208	47,260

Total income tax expense	$15,670	$84,352	$81,541

      AWA’s emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses and state income taxes that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, AWA’s actual cash income tax liability (i.e., current income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce AWA’s actual income tax liability.

      Income tax expense differs from amounts computed at the federal statutory income tax rate as follows:

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

	Year Ended December 31,

	2000	1999	1998

	(in thousands)
Income tax expense at U.S. statutory rate	$5,299	$70,341	$64,595

State income taxes, net of federal income tax benefit	1,045	6,418	7,431

Nondeductible amortization of reorganization value in excess of amounts allocable to identifiable assets	6,963	6,964	6,964

Change in valuation allowance	(1,419)	—	—

Expired tax credits	1,419	—	—

Other, net	2,363	629	2,551

Total	$15,670	$84,352	$81,541

      As of December 31, 2000, AWA has available net operating loss carryforwards (“NOL”), business tax credit carryforwards and alternative minimum tax credit carryforwards for federal income tax purposes of approximately $147.1 million, $10.3 million and $1.3 million, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 2001 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA’s reorganization in 1994, AWA’s ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

      Composition of Deferred Tax Items:

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of AWA’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

	2000	1999

	(in thousands)
Deferred income tax liabilities
Property and equipment, principally depreciation and “fresh start” differences	$(107,816)	$(101,666)

Other	—	(5,331)

Total deferred tax liabilities	$(107,816)	$(106,997)

Deferred tax assets
Aircraft leases	17,267	18,718

Frequent flyer accrual	5,469	4,790

Net operating loss carryforwards	55,150	68,301

Tax credit carryforwards	11,271	12,968

Other	2,931	—

Total deferred tax assets	92,088	104,777

Valuation allowance	(27,128)	(28,548)

	64,960	76,229

Net deferred tax liability	$(42,856)	$(30,768)

      The change in net deferred tax liability differs from current year deferred income tax expense due to the Alternative Minimum Tax credit carryforward of approximately $1.0 million.

      Statement of Financial Accounting Standards (“SFAS”), No. 109, Accounting for Income Taxes requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. The valuation allowance of $27.1 million is necessary because at this time AWA has not determined it is more likely than not that the balance of the deferred tax assets will be fully realized. AWA continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, AWA were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

7. Supplemental Information to Statements of Cash Flows

      Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)
Non-cash transactions:

Notes payable issued for equipment purchase deposits	$42,000	$35,000	$45,500

Notes payable canceled under the aircraft purchase agreement	38,500	45,500	12,596

Cash transactions:

Interest paid, net of amounts capitalized	11,536	19,920	22,184

Income taxes paid	2,852	3,677	20,963

8. Investments in Debt Securities

      Cash equivalents and short-term investments as of December 31 are classified as follows:

	2000	1999

	(in thousands)
Corporate notes	163,941	65,169

Money market funds	25,895	47,507

Other debt securities	—	8,486

Total cash equivalents and short-term investments	$189,836	$121,162

9. Non-Operating Income (Expense) —Other, Net

      In March 2000 AWA sold 500,000 warrants to purchase common stock of Priceline.com, Inc. for approximately $18.0 million, resulting in a pretax gain of approximately $15.5 million.

      In September 2000 AWA recorded an $8.8 million pretax unrealized gain on the Company’s investment in one million shares of GetThere.com common stock. AWA sold all one million shares of GetThere.com for approximately $17.8 million in October 2000.

      In December 1999 AWA recorded an $11.9 million pretax unrealized gain on the Company’s investment in Priceline.com common stock. AWA sold all 294,109 shares of Priceline.com for approximately $15.1 million in January 2000.

10. Commitments and Contingencies

(a)	Leases

      As of December 31, 2000, AWA had 127 aircraft under operating leases with remaining terms ranging from one year to approximately 22 years. AWA has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments. AWA also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

      At December 31, 2000, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

(in thousands)
2001	$369,136

2002	335,749

2003	283,278

2004	235,365

2005	220,219

Thereafter	1,819,443

$3,263,190

      Rent expense (excluding landing fees) was approximately $427 million, $365 million and $330 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Collectively, the operating lease agreements require security deposits with lessors of $27.9 million and bank letters of credit of $18.5 million. The letters of credit are collateralized by $18.5 million of restricted cash as of December 31, 2000.

(b)	Revenue Bonds

      In June 1999 Series 1999 special facility revenue bonds (“new bonds”) were issued by a municipality to fund the retirement of the Series 1994A bonds (“old bonds”) and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter.

(c)	Aircraft Acquisitions

      At December 31, 2000, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, 13 Airbus A319-100 and 11 Airbus A320-200 aircraft with delivery through 2004 at a cost of approximately $1.5 billion. The agreement also includes options to purchase an additional 17 A320 family aircraft during 2005 through 2006 and purchase rights for an additional 25 A320 series aircraft for delivery in 2007 to 2008.

      AWA has an agreement with International Aero Engines (“IAE”) which provides for the purchase by AWA of seven new V2500-A5 spare engines scheduled for delivery through 2003 for use on certain of the A320 fleet. At December 31, 2000, the seven engines have an estimated aggregate cost of $31 million.

      The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

(in thousands)
2001	$446,080

2002	153,747

2003	387,116

$986,943

      In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, AWA. The combined effective interest rate on the financing is 8.49%. Six A319 and one A320 aircraft that are the subject of this financing were delivered in 2000. The remaining three aircraft were delivered in the first quarter of 2001.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

(d)	Sale/Leaseback Transaction

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

11. Advances to Parent Company and Affiliate

      As of December 31, 2000, AWA had net advances to Holdings of $253.2 million. In addition, AWA had net advances of $20.1 million to TLC, a wholly owned subsidiary of Holdings.

12. Related Party Transactions

      AWA has entered into various aircraft leasing arrangements with AerFi Group plc (“AerFi”), formerly GPA Group plc, at terms comparable to those obtained from third parties for similar transactions. William A. Franke, the Company’s Chairman and CEO, was a director and, indirectly, a minor shareholder of AerFi. In addition, an affiliate of TPG purchased a large minority stake in AerFi in November 1998 and had three representatives serving on AerFi’s five-member Board of Directors. AerFi was acquired by AirFinance B.V. in November 2000 and Mr. Franke and the TPG affiliate disposed of all share interests in AerFi at that time. Mr. Franke and the representatives of the TPG affiliate also resigned from their board positions at that time. AWA currently leases four aircraft from AerFi and the rental payments for such leases amounted to $14.8 million, $14.8 million and $19.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, AWA was obligated to pay approximately $177.1 million under the AerFi leases which expire at various dates through the year 2013.

      AerFi and AWA also entered into a Put Termination Agreement which terminated arrangements with AerFi pursuant to which AerFi could cause AWA to lease up to four additional aircraft prior to June 30, 1999. Pursuant to the Put Termination Agreement, AWA is obligated to make certain payments to the U.S. subsidiaries of AerFi (“AerFi Subs”). The payments due to the AerFi Subs under the Put Termination Agreement were approximately $1.9 million for each of the years 2000, 1999 and 1998.

      As part of AWA’s reorganization in 1994, Continental Airlines made an investment in AWA, and AWA entered into an alliance agreement related to codesharing arrangements and ground handling operations. AWA paid Continental approximately $32.4 million, $31.7 million and $27.8 million and also received approximately $25.5 million, $24.5 million and $20.5 million in 2000, 1999 and 1998, respectively, from Continental pursuant to these agreements.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

      In December 2000 Continental Airlines sold to the Company all 158,569 shares of Class A common stock of the Company held by Continental. Continental also assigned to the Company its rights of first refusal held by Continental with respect to shares of Class A common stock owned by TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. (collectively, the “TPG Parties”) under a Priority Distribution Agreement originally entered into between Continental and the TPG Parties in 1994. As consideration, America West paid Continental $10.8 million with respect to these transactions. As an inducement for the TPG Parties to consent to the transfer of the rights of first refusal, the Company has agreed not to exercise its rights of first refusal with respect to any of the Class A common stock held by the TPG Parties but retains its rights of first refusal with respect to any subsequent transfer proposed by any third party who acquires such shares. Additionally, the Company's rights of first refusal will terminate in the event William A. Franke ceases to be the Chairman of the Company. The payment was accounted for in 2000 as a reduction in shareholders’ equity.

      AWA provides air transportation and certain administrative services to The Leisure Company, a wholly owned subsidiary of Holdings that was formed on January 1, 1998. The cost of air transportation and administrative services are negotiated on an arms length basis. AWA had net air transportation sales to TLC of $55.3 million, $54.8 million and $61.6 million, and also received $1.3 million, $1.6 million and $1.9 million in 2000, 1999 and 1998, respectively, under the services agreement.

13. Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data for 2000 and 1999 follows (in thousands of dollars):

	1st		2nd	3rd		4th
	Quarter		Quarter	Quarter		Quarter

2000

Operating revenues	$544,888		$604,810	$578,457		$562,716

Operating income (loss)	11,853		49,277	(920)		(72,948)

Nonoperating income (expense), net	15,476		(322)	10,097		2,628

Income tax benefit (expense)	(11,821)		(20,678)	(9,926)		26,755

Net income (loss)	15,508	(1)	28,277	(749	)(2)	(43,565	)(3)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

1999

Operating revenues	$506,462	$554,193	$533,894	$552,406

Operating income	48,889	74,059	38,848	36,105

Nonoperating income (expense), net	(4,098)	(164)	(2,702)	10,037

Income tax expense	(19,885)	(32,351)	(14,831)	(17,285)

Net income	24,906	41,544	21,315	28,857	(4)

(1)	Includes a $15.5 million pretax gain on sale of 500,000 warrants to purchase common stock of Priceline.com.

(2)	Includes an $8.8 million pretax unrealized gain on the Company’s investment in GetThere.com common stock.

(3)	Includes $16.0 million of non-recurring operating expenses primarily related to the write-down to net realizable value of certain excess expendable parts inventory that will be sold.

(4)	Includes an $11.9 million pretax unrealized gain on the Company’s investment in Priceline common stock and $2.5 million of revenue related to additional Priceline warrants granted to AWA in November 1999.

14. Segment Disclosures

      AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying balance sheets and statements of income.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

15. Subsequent Event

      Codeshare Agreements

      In March 2001 AWA restructured its codeshare agreement with Mesa Airlines to expand regional flying in the western United States under the America West Express banner. AWA also entered into a new partnership with Chautauqua Airlines for regional codesharing as America West Express in the eastern United States. Under these agreements, the America West Express regional fleet will increase to 77 jet aircraft by 2005 with options for further expansion to as many as 129 aircraft. The new regional jets will be used to grow AWA’s service from its three primary hubs in Phoenix, Las Vegas and Columbus, Ohio. In February 2001 AWA also entered into a codeshare agreement with Big Sky Airlines, expanding AWA’s route structure with service to 20 new markets in Montana, Texas, Oklahoma and Arkansas.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

KPMG LLP served as the Company’s and AWA's independent auditors for the fiscal years ended December 31, 2000, 1999, and 1998. The Company’s contract for services with KPMG LLP expired upon completion of the 2000 audit, and on March 29, 2001, the Company notified KPMG LLP that it had approved the engagement of PricewaterhouseCoopers as its independent auditors for the Company and AWA for the fiscal year ended December 31, 2001. The decision to change independent auditors was not made as the result of a disagreement of any kind. The change was recommended by the Holdings Audit Committee and approved by the Board of Directors of Holdings and AWA.

The audit reports of KPMG LLP on Holdings’ consolidated balance sheets and on AWA’s balance sheets as of December 31, 2000 and 1999 and the related statements of income, cash flows and stockholders’ equity for Holdings and statements of operations, cash flows and stockholders’ equity for AWA for each of the years in the three year period ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the fiscal years ended December 31, 2000, 1999, and 1998 and the interim periods subsequent to December 31, 2000 through March 29, 2001, there were no disagreements between Holdings or AWA and KPMG LLP as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which such disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such periods within the meaning of Item 304(a)(1)(iv) of Regulation S-K. During the fiscal years ended December 31, 2000, 1999 and 1998 and the interim periods subsequent to December 31, 2000 through March 29, 2001, there have been no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-K).

Holdings and AWA have not consulted with PricewaterhouseCoopers prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the financial statements of Holdings or AWA or any matter that was either the subject of disagreement or a reportable event within the meaning of Item 304(a)(1) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information respecting continuing directors and nominees of the Company is set forth under the caption “Election of Directors” in Holdings’ Proxy Statement relating to its 2001 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of Holdings is set forth at Part I of this Report.

      Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by references into this Form 10-K Report.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation required by Item 11 is set forth under the captions “Executive Compensation”, “Stock Option Grants and Exercises”, “Employment Agreements” and “Compensation Committee Interlocks” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions required by Item 13 is set forth under the captions “Employment Agreements” and “Certain Transactions” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements

      The following financial statements and the Independent Auditors’ Reports are filed in Part II, Item 8A and 8B of this report on the pages indicated:

      America West Holdings Corporation

Independent Auditors’ Report —page 31.

Consolidated Balance Sheets —December 31, 2000 and 1999 —page 32.

Consolidated Statements of Income-Years ended December 31, 2000, 1999 and 1998 —page 33.

Consolidated Statements of Cash Flows-Years ended December 31, 2000, 1999 and 1998 —page 34.

Consolidated Statements of Stockholders’ Equity-Years ended December 31, 2000, 1999 and 1998 —page 35.

Notes to Consolidated Financial Statements —page 36.

      America West Airlines, Inc.

Independent Auditors’ Report —page 53.

Balance Sheets —December 31, 2000 and 1999 —page 54.

Statements of Operations —Years ended December 31, 2000, 1999 and 1998 —page 55.

Statements of Cash Flows —Years ended December 31, 2000, 1999 and 1998 —page 56.

Statements of Stockholder’s Equity —Years ended December 31, 2000, 1999 and 1998 —page 57.

Notes to Financial Statements —page 58.

(b)	Reports on Form 8-K

Holdings filed a Report on Form 8-K dated December 6, 2000 furnishing under Item 9 a press release, dated December 6, 2000, setting forth certain data regarding AWA’s fleet plan, unit costs, operating statistics, fuel and performance statistics.

(c)	Exhibits

Exhibit
Number	Title

2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 —Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

Exhibit
Number	Title

*3.2	Restated Bylaws of AWA.

3.3	Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) —Incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

*3.4	Restated bylaws of Holdings.

4.1	Indenture for 10 3/4% Senior Unsecured Notes due 2005 —Incorporated by reference to Exhibit 4.1 to AWA’s Form S-4 (No. 33-61099).

4.2	Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

4.7	Stock Option Agreement, dated effective as of December 31, 1996, between Holdings and AWA —Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.8	Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders —Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994.

4.9	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel 1, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. —Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.10	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee —Incorporated by reference to Exhibit 4.1 to AWA’s Report on Form 8-K dated November 26, 1996.

4.12	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee —Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 (No. 33-327351).

4.13	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee —Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 (No. 333-71615).

4.14	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, and 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, and 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O —Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.1	Alliance Agreements, dated as of August 25, 1994, between AWA and Continental Airlines, Inc. including the Master Ground Handling Agreement, the Reciprocal Frequent Flyer Participation Agreement, the Code Sharing Agreement, the Cargo Special Pro-Rate Agreement, the Reciprocal Club Usage Agreement and the Memorandum of Understanding Concerning Technology Transfers-Incorporated by reference to Exhibit 10.12 to AWA’s Current Report on Form 8-K dated August 25, 1994.

Exhibit
Number	Title

10.11	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) —Incorporated by reference to Exhibit 10-D(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989.

10.12	First Amendment to Airport Use Agreement, dated as of August 1, 1990 - - Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1990.

10.19	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA —Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 (No. 33-54243), as amended.

10.20(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto —Incorporated by reference to Exhibit 10.20 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.21	Amended and Restated America West 1994 Incentive Equity Plan - Incorporated by reference to Exhibit 10.21 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.23	Employment Agreement, dated as of February 17, 1998, among Holdings, AWA, The Leisure Company and William A. Franke —Incorporated by reference to Exhibit 10.23 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.25(1)	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA including Letter Agreements Nos. 1-10 - Incorporated by reference to Exhibit 10.26 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.26	Revolving Credit Agreement, dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company —Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.28(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.29	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA - - Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.30	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. —Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.31	Amendment No. 1 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc. —Incorporated by reference to Exhibit 10.31 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.32(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number	Title

+10.33	Amendment to Employment Agreement, dated as of January 15, 1999, among Holdings, AWA, The Leisure Company and William A. Franke —Incorporated by reference to Exhibit 10.33 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.34	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 —Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.35	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. —Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.

10.36(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West and Letter Agreement Nos. 1 —8 thereto - - Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

+10.37	Second Amendment to Employment Agreement, dated as of January 1, 2000, by and among Holdings, AWA, TLC and William A. Franke —Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.38(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.39(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.40	Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental Airlines, Inc., including Letter Agreement.

10.41	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P., and Continental Airlines, Inc. —Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

*10.42	Amendment No. 2 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc.

*10.43	Amendment No. 3 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc.

*21.1	Subsidiaries of Holdings.

*23.1	Consent of KPMG LLP.

24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

(d) Financial Statement Schedules

America West Holdings Corporation

Independent Auditors’ Report on Schedule and Consent - page 78.

Schedule II: Valuation and Qualifying Accounts —page 79.

America West Airlines, Inc.

Independent Auditors’ Report on Schedule —page 80.

Schedule II: Valuation and Qualifying Accounts —page 81.

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

AMERICA WEST HOLDINGS CORPORATION

Date: April 2, 2001	By: /s/ William A. Franke

William A. Franke, Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

      We, the undersigned, directors and officers of America West Holdings Corporation, do hereby severally constitute and appoint William A. Franke, W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2001.

SIGNATURE	TITLE

/s/ William A. Franke William A. Franke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ W. Douglas Parker W. Douglas Parker	Executive Vice President and Director

/s/ Thomas K. MacGillivray Thomas K. MacGillivray	Senior Vice President (Principal Financial and Accounting Officer)

/s/ John L. Goolsby John L. Goolsby	Director

/s/ Walter T. Klenz Walter T. Klenz	Director

/s/ Marie L. Knowles Marie L. Knowles	Director

/s/ Richard C. Kraemer Richard C. Kraemer	Director

/s/ Robert J. Miller Robert J. Miller	Director

/s/ Denise M. O’Leary Denise M. O’Leary	Director

/s/ Richard P. Schifter Richard P. Schifter	Director

/s/ Jeffrey A. Shaw Jeffrey A. Shaw	Director

/s/ John F. Tierney John F. Tierney	Director

/s/ J. Steven Whisler J. Steven Whisler	Director

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Airlines, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

Date: April 2, 2001	By: /s/ William A. Franke

William A. Franke, Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

      We, the undersigned, directors and officers of America West Airlines, Inc., do hereby severally constitute and appoint William A. Franke, W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2001.

SIGNATURE	TITLE

/s/ William A. Franke William A. Franke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ W. Douglas Parker W. Douglas Parker	President, Chief Operating Officer and Director

/s/ Thomas K. MacGillivray Thomas K. MacGillivray	Senior Vice President (Principal Financial Officer)

/s/ Michael R. Carreon Michael R. Carreon	Vice President and Controller (Principal Accounting Officer)

/s/ John L. Goolsby John L. Goolsby	Director

/s/ Walter T. Klenz Walter T. Klenz	Director

/s/ Marie L. Knowles Marie L. Knowles	Director

/s/ Richard C. Kraemer Richard C. Kraemer	Director

/s/ Robert J. Miller Robert J. Miller	Director

/s/ Denise M. O’Leary Denise M. O’Leary	Director

/s/ Richard P. Schifter Richard P. Schifter	Director

/s/ Jeffrey A. Shaw Jeffrey A. Shaw	Director

/s/ John F. Tierney John F. Tierney	Director

/s/ J. Steven Whisler J. Steven Whisler	Director

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE AND CONSENT

The Board of Directors and Stockholders
America West Holdings Corporation:

      The audits referred to in our report dated March 28, 2001, included the related consolidated financial statement schedule as listed in Item 14(d) for the years ended December 31, 2000, 1999 and 1998, included herein. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We consent to incorporation by reference in the Registration Statements (Form S-8 No. 33-60555), (Form S-8 No. 333-26935), (Form S-8 No. 333-70486), (Form S-8 No. 333-94361), (Form S-3 No. 333-51107) and (Form S-3 No. 333-02129) of America West Holdings Corporation of our report dated March 28, 2001, relating to the consolidated balance sheets of America West Holdings Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2000, and the related consolidated financial statement schedule, which report appears in the December 31, 2000, annual report on Form 10-K of America West Holdings Corporation.

KPMG LLP
Phoenix, Arizona
March 28, 2001

AMERICA WEST HOLDINGS CORPORATION
Schedule II-Valuation and Qualifying Accounts
For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:

Year ended December 31, 2000	$2,453	$3,223	$3,882	$1,794

Year ended December 31, 1999	$3,545	$3,188	$4,280	$2,453

Year ended December 31, 1998	$3,850	$3,412	$3,717	$3,545

Allowance for obsolescence:

Year ended December 31, 2000	$5,612	$11,413	$11,586	$5,439

Year ended December 31, 1999	$4,112	$1,642	$142	$5,612

Year ended December 31, 1998	$2,495	$1,699	$82	$4,112

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Stockholder
America West Airlines, Inc.:

      The audits referred to in our report dated March 28, 2001, included the related financial statement schedule as listed in Item 14(d) for the years ended December 31, 2000, 1999 and 1998, included herein. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Phoenix, Arizona
March 28, 2001

AMERICA WEST AIRLINES, INC.
Schedule II-Valuation and Qualifying Accounts
For the Years Ended December 31, 2000, 1999 and 1998

(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:

Year ended December 31, 2000	$2,005	$3,000	$3,604	$1,401

Year ended December 31, 1999	$3,268	$3,000	$4,263	$2,005

Year ended December 31, 1998	$3,850	$3,000	$3,582	$3,268

Allowance for obsolescence:

Year ended December 31, 2000	$5,612	$11,413	$11,586	$5,439

Year ended December 31, 1999	$4,112	$1,642	$142	$5,612

Year ended December 31, 1998	$2,495	$1,699	$82	$4,112

INDEX TO EXHIBITS

Exhibit
Number	Title

2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 —Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

*3.2	Restated Bylaws of AWA.

3.3	Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) —Incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

*3.4	Restated bylaws of Holdings.

4.1	Indenture for 10 3/4% Senior Unsecured Notes due 2005 —Incorporated by reference to Exhibit 4.1 to AWA’s Form S-4 (No. 33-61099).

4.2	Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

4.7	Stock Option Agreement, dated effective as of December 31, 1996, between Holdings and AWA —Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.8	Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders —Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994.

4.9	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel 1, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. —Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.10	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee —Incorporated by reference to Exhibit 4.1 to AWA’s Report on Form 8-K dated November 26, 1996.

4.12	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee —Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 (No. 33-327351).

4.13	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee —Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 (No. 333-71615).

Exhibit
Number	Title

4.14	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, and 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, and 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O —Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.1	Alliance Agreements, dated as of August 25, 1994, between AWA and Continental Airlines, Inc. including the Master Ground Handling Agreement, the Reciprocal Frequent Flyer Participation Agreement, the Code Sharing Agreement, the Cargo Special Pro-Rate Agreement, the Reciprocal Club Usage Agreement and the Memorandum of Understanding Concerning Technology Transfers-Incorporated by reference to Exhibit 10.12 to AWA’s Current Report on Form 8-K dated August 25, 1994.

10.11	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) —Incorporated by reference to Exhibit 10-D(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989.

10.12	First Amendment to Airport Use Agreement, dated as of August 1, 1990 - - Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1990.

10.19	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA —Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 (No. 33-54243), as amended.

10.20(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto —Incorporated by reference to Exhibit 10.20 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.21	Amended and Restated America West 1994 Incentive Equity Plan - Incorporated by reference to Exhibit 10.21 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.23	Employment Agreement, dated as of February 17, 1998, among Holdings, AWA, The Leisure Company and William A. Franke —Incorporated by reference to Exhibit 10.23 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.25(1)	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA including Letter Agreements Nos. 1-10 - Incorporated by reference to Exhibit 10.26 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.26	Revolving Credit Agreement, dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company —Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.28(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.29	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA - - Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Exhibit
Number	Title

10.30	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. —Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.31	Amendment No. 1 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc. —Incorporated by reference to Exhibit 10.31 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.32(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.33	Amendment to Employment Agreement, dated as of January 15, 1999, among Holdings, AWA, The Leisure Company and William A. Franke —Incorporated by reference to Exhibit 10.33 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.34	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 —Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.35	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. —Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.

10.36(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West and Letter Agreement Nos. 1 —8 thereto - - Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

+10.37	Second Amendment to Employment Agreement, dated as of January 1, 2000, by and among Holdings, AWA, TLC and William A. Franke —Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.38(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.39(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.40	Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental Airlines, Inc., including Letter Agreement.

10.41	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P., and Continental Airlines, Inc. —Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

*10.42	Amendment No. 2 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc.

*10.43	Amendment No. 3 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc.

*21.1	Subsidiaries of Holdings.

Exhibit
Number	Title

*23.1	Consent of KPMG LLP.

24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.