Form 10-K405/A
period 2000-12-31
AMERICA WEST HOLDINGS CORP; AMERICA WEST AIRLINES INC
filed 2001-04-06
CIK 1029863, 706270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12649
AMERICA WEST HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION	86-0847214 (I.R.S. EMPLOYER IDENTIFICATION NO.)

111 WEST RIO SALADO PARKWAY TEMPE, ARIZONA 85281 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(480) 693-0800 (REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS CLASS B COMMON STOCK, $.01 PAR VALUE	NAME OF EACH EXCHANGE ON WHICH REGISTERED: NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

COMMISSION FILE NUMBER 1-10140
AMERICA WEST AIRLINES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	86-0418245 (I.R.S. EMPLOYER IDENTIFICATION NO.)

4000 E. SKY HARBOR BOULEVARD PHOENIX, ARIZONA 85034-3899 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(480) 693-0800 (REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
SENIOR UNSECURED NOTES DUE 2005
(TITLE OF CLASS)

      Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

      This Amendment to Form 10K for the fiscal year ended December 31, 2000 is being filed for the purpose of including as an exhibit a letter from KPMG LLP regarding a change in certifying accountants as required by Item 304(a)(3) of Regulation S-K.

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

      (c)       Exhibits

Exhibit
Number	Title

2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 —Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

**3.2	Restated Bylaws of AWA.

3.3	Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) —Incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

**3.4	Restated Bylaws of Holdings.

4.1	Indenture for 10 3/4% Senior Unsecured Notes due 2005 —Incorporated by reference to Exhibit 4.1 to AWA’s Form S-4 (No. 33-61099).

4.2	Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

4.7	Stock Option Agreement, dated effective as of December 31, 1996, between Holdings and AWA —Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.8	Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders —Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994.

4.9	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel 1, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. —Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.10	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee —Incorporated by reference to Exhibit 4.1 to AWA’s Report on Form 8-K dated November 26, 1996.

4.12	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee —Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 (No. 33-327351).

4.13	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee —Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 (No. 333-71615).

4.14	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, and 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, and 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O —Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.1	Alliance Agreements, dated as of August 25, 1994, between AWA and Continental Airlines, Inc. including the Master Ground Handling Agreement, the Reciprocal Frequent Flyer Participation Agreement, the Code Sharing Agreement, the Cargo Special Pro-Rate Agreement, the Reciprocal Club Usage Agreement and the Memorandum of Understanding Concerning Technology Transfers-Incorporated by reference to Exhibit 10.12 to AWA’s Current Report on Form 8-K dated August 25, 1994.

10.11	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) —Incorporated by reference to Exhibit 10-D(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989.

10.12	First Amendment to Airport Use Agreement, dated as of August 1, 1990 — Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1990.

10.19	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA —Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 (No. 33-54243), as amended.

10.20(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto —Incorporated by reference to Exhibit 10.20 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.21	Amended and Restated America West 1994 Incentive Equity Plan — Incorporated by reference to Exhibit 10.21 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.23	Employment Agreement, dated as of February 17, 1998, among Holdings, AWA, The Leisure Company and William A. Franke —Incorporated by reference to Exhibit 10.23 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.25(1)	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA including Letter Agreements Nos. 1-10 - Incorporated by reference to Exhibit 10.26 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.26	Revolving Credit Agreement, dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company —Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.28(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.29	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA - Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.30	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. —Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.31	Amendment No. 1 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc. —Incorporated by reference to Exhibit 10.31 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.32(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.33	Amendment to Employment Agreement, dated as of January 15, 1999, among Holdings, AWA, The Leisure Company and William A. Franke —Incorporated by reference to Exhibit 10.33 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.34	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 —Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.35	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. —Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.

10.36(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West and Letter Agreement Nos. 1 —8 thereto - Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

+10.37	Second Amendment to Employment Agreement, dated as of January 1, 2000, by and among Holdings, AWA, TLC and William A. Franke —Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.38(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.39(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA —Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

**10.40	Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental Airlines, Inc., including Letter Agreement.

10.41	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P., and Continental Airlines, Inc. —Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

**10.42	Amendment No. 2 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc.

**10.43	Amendment No. 3 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc.

*16.1	Letter from KPMG LLP regarding change in certifying accountants.

**21.1	Subsidiaries of Holdings.

**23.1	Consent of KPMG LLP.

**24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

*	Filed herewith.

**	Previously filed.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

      (d) Financial Statement Schedules

      America West Holdings Corporation

Independent Auditors’ Report on Schedule and Consent — page 78.

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

AMERICA WEST HOLDINGS CORPORATION

Date: April 6, 2001	By: /s/ Stephen L. Johnson Stephen L. Johnson Senior Vice President

SIGNATURE	TITLE

*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

William A. Franke

*	President, Chief Operating Officer and Director

W. Douglas Parker

*	Senior Vice President (Principal Financial Officer)

Thomas K. MacGillivray

*	Director

John L. Goolsby

*	Director

Walter T. Klenz

*	Director

Marie L. Knowles

*	Director

Richard C. Kraemer

*	Director

Robert J. Miller

*	Director

Denise M. O’Leary

*	Director

Richard P. Schifter

*	Director

Jeffrey A. Shaw

*	Director

John F. Tierney

*	Director

J. Steven Whisler

*By: /s/ Stephen L. Johnson

Attorney-in-Fact

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

Date: April 6, 2001	By: /s/ Stephen L. Johnson Stephen L. Johnson Senior Vice President and Chief Administrative Officer

SIGNATURE	TITLE

*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

William A. Franke

*	President, Chief Operating Officer and Director

W. Douglas Parker

*	Senior Vice President (Principal Financial Officer)

Thomas K. MacGillivray

*	Vice President and Controller (Principal Accounting Officer)

Michael R. Carreon

*	Director

John L. Goolsby

*	Director

Walter T. Klenz

*	Director

Marie L. Knowles

*	Director

Richard C. Kraemer

*	Director

Robert J. Miller

*	Director

Denise M. O’Leary

*	Director

Richard P. Schifter

*	Director

Jeffrey A. Shaw

*	Director

John F. Tierney

*	Director

J. Steven Whisler
*By: /s/ Stephen L. Johnson

Attorney-in-Fact

7

INDEX TO EXHIBITS

Exhibit
Number	Title

2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 — Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

**3.2	Restated Bylaws of AWA.
3.3	Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) — Incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

**3.4	Restated Bylaws of Holdings.

4.1	Indenture for 10 3/4% Senior Unsecured Notes due 2005 — Incorporated by reference to Exhibit 4.1 to AWA’s Form S-4 (No. 33-61099).

4.2	Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

4.7	Stock Option Agreement, dated effective as of December 31, 1996, between Holdings and AWA — Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.8	Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders — Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994.

4.9	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel 1, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. — Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.10	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee — Incorporated by reference to Exhibit 4.1 to AWA’s Report on Form 8-K dated November 26, 1996.

4.12	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee — Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 (No. 33-327351).

4.13	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee — Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 (No. 333-71615).

4.14	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, and 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, and 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O — Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.1	Alliance Agreements, dated as of August 25, 1994, between AWA and Continental Airlines, Inc. including the Master Ground Handling Agreement, the Reciprocal Frequent Flyer Participation Agreement, the Code Sharing Agreement, the Cargo Special Pro-Rate Agreement, the Reciprocal Club Usage Agreement and the Memorandum of Understanding Concerning Technology Transfers — Incorporated by reference to Exhibit 10.12 to AWA’s Current Report on Form 8-K dated August 25, 1994.

10.11	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development

Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) — Incorporated by reference to Exhibit 10-D(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989.

10.12	First Amendment to Airport Use Agreement, dated as of August 1, 1990 — Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1990.

10.19	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA — Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 (No. 33-54243), as amended.

10.20(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto — Incorporated by reference to Exhibit 10.20 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.
+10.21	Amended and Restated America West 1994 Incentive Equity Plan — Incorporated by reference to Exhibit 10.21 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.23	Employment Agreement, dated as of February 17, 1998, among Holdings, AWA, The Leisure Company and William A. Franke — Incorporated by reference to Exhibit 10.23 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.25(1)	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA including Letter Agreements Nos. 1-10 — Incorporated by reference to Exhibit 10.26 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.26	Revolving Credit Agreement, dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company — Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.28(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA — Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.29	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA — Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.30	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. — Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.31	Amendment No. 1 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc. — Incorporated by reference to Exhibit 10.31 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.32(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA — Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

+10.33	Amendment to Employment Agreement, dated as of January 15, 1999, among Holdings, AWA, The Leisure Company and William A. Franke — Incorporated by reference to Exhibit 10.33 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.34	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 — Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.35	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. — Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.

10.36(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West and Letter Agreement Nos. 1 — 8 thereto — Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

+10.37	Second Amendment to Employment Agreement, dated as of January 1, 2000, by and among Holdings, AWA, TLC and William A. Franke — Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.38(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA — Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.39(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA — Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
**10.40	Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental Airlines, Inc., including Letter Agreement.

10.41	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P., and Continental Airlines, Inc. — Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

**10.42	Amendment No. 2 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc.

**10.43	Amendment No. 3 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and Continental Airlines, Inc.

*16.1	Letter from KPMG LLP regarding change in certifying accountants.

**21.1	Subsidiaries of Holdings.

**23.1	Consent of KPMG LLP.

**24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

*	Filed herewith.

**	Previously filed.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.