Form 10-Q
period 2001-03-31
AMERICA WEST HOLDINGS CORP
filed 2001-05-08
CIK 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                      TO
                                -------------------    ------------------


COMMISSION FILE NUMBER                        1-12649
                         -----------------------------------------------------

                        AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                           DELAWARE                                                 86-0847214
--------------------------------------------------------------         ------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


      111 WEST RIO SALADO PARKWAY,             TEMPE, ARIZONA          85281
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             (480) 693-0800
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

THE COMPANY HAS 941,431 SHARES OF CLASS A COMMON STOCK AND 32,701,461 SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF APRIL 27, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                   MARCH 31,        DECEMBER 31,
                                                                     2001              2000
                                                                     ----              ----
                      ASSETS
                      ------
Current assets:
    Cash and cash equivalents ..............................      $   83,937        $  144,138
    Short-term investments .................................          67,636            50,686
    Accounts receivable, net ...............................         176,089           152,649
    Expendable spare parts and supplies, net ...............          43,838            41,843
    Prepaid expenses .......................................          82,583            41,784
                                                                  ----------        ----------
        Total current assets ...............................         454,083           431,100
                                                                  ----------        ----------

Property and equipment:
    Flight equipment .......................................         926,312           903,336
    Other property and equipment ...........................         233,461           220,085
    Equipment purchase deposits ............................          78,250            93,750
                                                                  ----------        ----------
                                                                   1,238,023         1,217,171
    Less accumulated depreciation and amortization .........         485,522           462,844
                                                                  ----------        ----------

         Net property and equipment ........................         752,501           754,327
                                                                  ----------        ----------

Other assets:
    Restricted cash ........................................          34,892            34,554
    Reorganization value in excess of amounts allocable to
        identifiable assets, net ...........................         288,406           293,780
    Other assets, net ......................................          50,380            54,754
                                                                  ----------        ----------

        Total other assets .................................         373,678           383,088
                                                                  ----------        ----------
                                                                  $1,580,262        $1,568,515
                                                                  ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    2001                2000
                                                                                    ----                ----
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current maturities of long-term debt ...............................        $    82,645         $   159,667
    Accounts payable ...................................................            171,506             156,449
    Air traffic liability ..............................................            300,875             208,868
    Accrued compensation and vacation benefits .........................             36,282              36,070
    Accrued taxes ......................................................             19,592              21,469
    Other accrued liabilities ..........................................             30,229              31,674
                                                                                -----------         -----------

        Total current liabilities ......................................            641,129             614,197
                                                                                -----------         -----------

Long-term debt, less current maturities ................................            141,338             145,578

Deferred credits and other liabilities .................................            106,547             101,122

Deferred tax liability, net ............................................             38,741              40,545

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued .......................................               --                  --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 941,431 shares at
        March 31, 2001 and December 31, 2000 ...........................                  9                   9
    Class B common stock, $.01 par value.  Authorized
        100,000,000 shares; issued 49,022,856 shares at March 31, 2001
        and 48,991,256 shares at December 31, 2000 .....................                490                 490
    Additional paid-in capital .........................................            593,995             594,177
    Retained earnings ..................................................            367,910             380,746
    Accumulated other comprehensive loss ...............................             (2,916)             (1,108)
                                                                                -----------         -----------
                                                                                    959,488             974,314

    Less: Cost of Class B Common Stock in treasury, 16,321,395 shares at
        March 31, 2001 and 16,333,895 shares at December 31, 2000 ......           (306,981)           (307,241)
                                                                                -----------         -----------

        Total stockholders' equity .....................................            652,507             667,073
                                                                                -----------         -----------
                                                                                $ 1,580,262         $ 1,568,515
                                                                                ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            2001              2000
                                                            ----              ----
Operating revenues:
    Passenger .......................................    $ 552,766         $ 515,067
    Cargo ...........................................        9,998             9,935
    Other ...........................................       24,709            37,890
                                                         ---------         ---------

        Total operating revenues ....................      587,473           562,892
                                                         ---------         ---------

Operating expenses:
    Salaries and related costs ......................      148,995           131,373
    Aircraft rents ..................................       87,878            79,171
    Other rents and landing fees ....................       35,373            30,180
    Aircraft fuel ...................................      101,434            75,692
    Agency commissions ..............................       23,305            22,470
    Aircraft maintenance materials and repairs ......       65,164            63,082
    Depreciation and amortization ...................       14,518            13,000
    Amortization of excess reorganization value .....        4,974             4,974
    Other ...........................................      130,338           131,920
                                                         ---------         ---------

        Total operating expenses ....................      611,979           551,862
                                                         ---------         ---------

Operating income (loss) .............................      (24,506)           11,030
                                                         ---------         ---------

Nonoperating income (expenses):
    Interest income .................................        3,032             2,342
    Interest expense, net ...........................       (5,309)           (3,993)
    Gain on sale of investment ......................         --              15,515
    Other, net ......................................         (127)            1,137
                                                         ---------         ---------

        Total nonoperating income (expenses), net ...       (2,404)           15,001
                                                         ---------         ---------

Income (loss) before income taxes ...................      (26,910)           26,031
                                                         ---------         ---------

Income taxes (benefit) ..............................      (14,074)           11,402
                                                         ---------         ---------

Net income (loss) ...................................    $ (12,836)        $  14,629
                                                         =========         =========

Earnings (loss) per share:
    Basic ...........................................    $   (0.38)        $    0.40
                                                         =========         =========
    Diluted .........................................    $   (0.38)        $    0.40
                                                         =========         =========
Shares used for computation:
    Basic ...........................................       33,621            36,310
                                                         =========         =========
    Diluted .........................................       33,621            36,955
                                                         =========         =========

     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   2001             2000
                                                                ---------         ---------
Net cash provided by operating activities ................      $  81,020         $  45,945

Cash flows from investing activities:
    Purchases of property and equipment ..................       (111,862)          (48,172)
    Sales (purchases) of short-term investments ..........        (16,949)           15,617
    Proceeds from sale and leaseback of aircraft .........         53,538              --
    Equipment purchase deposits and other ................          5,000               580
                                                                ---------         ---------
        Net cash used in investing activities ............        (70,273)          (31,975)
                                                                ---------         ---------

Cash flows from financing activities:
    Repayment of debt ....................................       (120,238)           (4,472)
    Proceeds from issuance of debt .......................         49,422              --
    Other ................................................           (132)            2,765
                                                                ---------         ---------
        Net cash used in financing activities ............        (70,948)           (1,707)
                                                                ---------         ---------

Net increase (decrease) in cash and cash equivalents .....        (60,201)           12,263
                                                                ---------         ---------

Cash and cash equivalents at beginning of period .........        144,138           112,174
                                                                ---------         ---------

Cash and cash equivalents at end of period ...............      $  83,937         $ 124,437
                                                                =========         =========

Cash, cash equivalents and short-term investments at end
     of period ...........................................      $ 151,573         $ 124,437
                                                                =========         =========

Cash paid for:
    Interest, net of amounts capitalized .................      $   8,414         $   6,628
                                                                =========         =========
    Income taxes .........................................      $      23         $   1,458
                                                                =========         =========

Non-cash financing activities:
    Notes payable canceled under the aircraft
         purchase agreement ..............................      $  10,500         $   7,000
                                                                =========         =========
    Notes payable issued for equipment purchase deposits .      $    --           $  14,000
                                                                =========         =========

      See accompanying notes to condensed consolidated financial statements

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation ("Holdings" or the "Company") and its wholly-owned subsidiaries, America West Airlines, Inc. ("AWA"), and The Leisure Company ("TLC"). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       EARNINGS (LOSS) PER SHARE ("EPS")

         The following table presents the computation of basic and diluted EPS.

                                                            THREE MONTHS ENDED MARCH 31,
                                                            2001                   2000
                                                            ----                   ----
                                                   (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
BASIC EARNINGS (LOSS) PER SHARE

Income (loss) applicable to common stock ......         $   (12,836)            $    14,629
                                                        ===========             ===========

Weighted average common shares outstanding ....          33,620,777              36,310,167
                                                        ===========             ===========

Basic earnings (loss) per share ...............         $     (0.38)            $      0.40
                                                        ===========             ===========

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) applicable to common stock ......         $   (12,836)            $    14,629
                                                        ===========             ===========

Share computation:
  Weighted average common shares outstanding ..          33,620,777              36,310,167
  Assumed exercise of stock options ...........                  --                 644,687
                                                        -----------             -----------

  Weighted average common shares
        outstanding as adjusted ...............          33,620,777              36,954,854
                                                        ===========             ===========

Diluted earnings (loss) per share .............         $     (0.38)            $      0.40
                                                        ===========             ===========


         For the three months ended March 31, 2001, the incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

         For the three months ended March 31, 2000, options for 3,158,447 shares are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

3.       FLIGHT EQUIPMENT

         In January 2001 AWA borrowed $49.4 million from the America West Airlines 2000-1 Pass Through Trusts to fund the acquisition of two new A319 Airbus aircraft. In March 2001 AWA entered into a sale/leaseback transaction whereby the Company sold these aircraft resulting in a $9.6 million gain. This gain was deferred and is being amortized over the term of the operating leases, which approximate 22 years, as a reduction in rent expense.

         In the first quarter of 2001, AWA also entered into an aircraft lease arrangement for one new A320 aircraft with a lease term of 22 years.

4.       ADOPTION OF NEW ACCOUNTING STANDARD

         On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"), a hedge of the exposure to variable cash flows of a forecasted transaction ("cash flow hedge"), or a hedge of the foreign currency exposure ("foreign currency hedge") of a net investment in a foreign operation or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In accounting for a fair value hedge, the derivative hedging instrument will be measured at fair value with the mark to fair value being recorded in earnings. In a cash flow hedge, the derivative hedging instrument will be measured at fair value with the effective portion of the gains or losses on the derivative hedging instrument initially being reported in other comprehensive income.

         The Company's fuel hedging contracts qualify as cash flow hedges, as they hedge exposure to variable cash flows of forecasted transactions. Upon adoption of SFAS 133, the Company recorded the fair market value of these hedging contracts as a net obligation of $2.4 million on the Company's balance sheet. In accordance with SFAS 133, the Company recorded a loss of $1.7 million, net of taxes of $0.7 million, in other comprehensive income. The adoption of SFAS 133 did not have a material effect on the Company's results of operations.

         As of March 31, 2001, the fair market value of AWA's fuel hedging contracts was relatively unchanged from January 1, 2001.

5.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and changes in the fair value of derivative financial instruments which qualify for hedge accounting. (See Note 4, "Adoption of New Accounting Standard".) During the first quarter of 2001, the Company recorded a total comprehensive loss of $14.6 million. The difference between net loss and comprehensive loss for the three months ended March 31, 2001 is detailed in the following table:

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2001
                                                             --------------
                                                             (IN THOUSANDS)
Net loss ...............................................       $(12,836)
                                                               --------

   Unrealized loss on derivative instruments,
       net of deferred taxes ...........................         (1,720)
   Unrealized loss on marketable equity securities,
       net of deferred taxes ...........................            (88)
                                                               --------
   Total other comprehensive loss ......................         (1,808)
                                                               --------

Comprehensive loss .....................................       $(14,644)
                                                               ========

6.       CODESHARE AGREEMENTS

         In March 2001 AWA restructured its codeshare agreement with Mesa Airlines to expand regional flying in the western United States under the America West Express banner. AWA also entered into a new partnership with Chautauqua Airlines for regional codesharing as America West Express in the eastern United States. Under these agreements, the America West Express regional fleet will increase to 77 jet aircraft by 2005 with options for further expansion to as many as 129 aircraft. The new regional jets will be used to grow AWA's service from its three primary hubs in Phoenix, Las Vegas and Columbus, Ohio. In February 2001 AWA also entered into a codeshare agreement with Big Sky Airlines, expanding AWA's route structure with service to 20 new markets in Montana, Texas, Oklahoma and Arkansas.

7.       SEGMENT DISCLOSURES

         Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by Statements of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" is included in the accompanying consolidated balance sheets and statements of operations.

8.       SUBSEQUENT EVENTS

Cost Reduction Plan

         In April 2001 Holdings announced a cost reduction plan to respond to a softening economy. The plan includes significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel and a slowing of the airline's growth through the return of five older 737-300 leased aircraft to the lessor in the fourth quarter of 2001 through the first quarter of 2002. (See "Cost Reduction Plan" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         The Company expects to record a pretax charge of approximately $15-20 million in the second quarter of 2001 related to the aircraft returns and reductions-in-force.

EETC Financing Transaction

         In May 2001, AWA plans to establish the 2001-1 Pass Through Trusts. These Trusts will issue Pass Through Trust Certificates for aggregate proceeds of $427,164,300, which will be used to finance nine Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on the financing has not been established and will depend on various factors, including the ratings of the Pass Through Trust Certificates and prevailing interest rates. The Pass Through Trust Certificates will be issued by separate trusts that will hold equipment notes issued upon

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

delivery of each financed aircraft. The equipment notes will be secured by a security interest in the aircraft. The equipment notes will be issued in connection with either a leveraged lease financing or a mortgage financing of the relevant aircraft, at AWA's election. The Pass Through Trust Certificates will not be direct obligations of, nor guaranteed by, Holdings or AWA. The aircraft to be financed are expected to be delivered to AWA between May 2001 and May 2002. The Company has obtained bridge financing from a third party to finance delivery of the first aircraft in May 2001, in the event proceeds from the offering are not available at the time of delivery.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings is the parent company of AWA and TLC. AWA is the eighth largest commercial airline carrier in the United States serving over 60 destinations in the U.S., Canada and Mexico. TLC arranges and sells leisure travel products that may include airfare, hotel accommodations, ground transportation and a variety of other travel options. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC.

SUMMARY OF FINANCIAL RESULTS

         Holdings recorded a consolidated net loss of $12.8 million in the first quarter of 2001, a diluted loss per share of $0.38. This compares to $14.6 million of consolidated net income, or $0.40 per diluted share, in the first quarter of 2000. The decline in earnings was due primarily to a softening economy and a 34% increase in year-over-year fuel costs. The average fuel price for the 2001 first quarter was 92.3 cents per gallon as compared to 75.2 cents in the first quarter of 2000. The 2001 results include an $11.0 million one-time gain resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off. This gain was substantially offset by higher expenses driven by adjustments to amounts previously estimated by the Company. The first quarter 2000 results included a nonoperating pretax gain of $15.5 million ($9.6 million after tax) from AWA's sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. The Company recorded a consolidated income tax benefit for financial reporting purposes of $14.1 million for the 2001 first quarter on a pretax loss of $26.9 million. This compares to $11.4 million of income tax expense in the first quarter of 2000 on $26.0 million of pretax income.

AIRLINE OPERATIONS UPDATE

         Since July 2000 when AWA launched a series of customer service initiatives to enhance its operational performance, the Company has made significant improvement in a number of key service areas. Through the first quarter of 2001, as reported to the Department of Transportation ("DOT"), AWA's on-time performance improved to 68.7% compared with 64.7% in the same period of 2000. The percentage of flights cancelled dropped to 3% from 4.5%, due primarily to a significant decrease in the number of maintenance-related cancellations versus the first quarter 2000. AWA also posted a 20% year-over-year improvement in mishandled baggage. As a result of these improvements, customer complaints to the DOT dropped 50% compared with first quarter 2000.

COST REDUCTION PLAN

         In April 2001 Holdings announced a cost reduction plan to respond to a softening economy. The plan includes significant reductions in overhead and a slowing of the airline's growth through the return of five older, leased aircraft. As a result of these steps, Holdings expects to reduce its annualized expense budget by approximately $75 million. Capital spending will be reduced an additional $25 million. The capital reductions will be realized in 2001 while approximately $25 million of the $75 million of cost reduction are expected to occur in 2001.

         The cost reductions include the following specific measures:

- The return of five 737-300 aircraft to the lessor. These aircraft will be returned as the leases expire between September 2001 and January 2002. The result will be a slowing of the growth of the airline from previously anticipated rates of 7-8% in 2001 and 5-6% in 2002 to 5-6% in 2001 and 1-2% in 2002.

- Significant reductions in overhead, including a 10% reduction in management, administrative and clerical payroll, a 33% reduction in paid overtime, a reduction in advertising and the elimination of certain other discretionary expenses. The management, administrative and clerical payroll reduction will be accomplished through the combination of attrition, deferred hiring and select reductions-in-force.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001


         The Company expects to record a pretax charge of approximately $15-20 million in the second quarter of 2001 related to the aircraft returns and reductions-in-force. The reductions are not expected to impact AWA's operational improvement initiatives or passenger service levels.

RESULTS OF OPERATIONS

         The following discussion provides an analysis of AWA's results of operations for the first quarter of 2001 and material changes compared to the first quarter of 2000.

                           AMERICA WEST AIRLINES, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               2001                  2000
                                                             ---------             ---------
Operating revenues:
    Passenger.........................................       $ 552,766             $ 515,067
    Cargo.............................................           9,998                 9,935
    Other.............................................          14,243                19,886
                                                             ---------             ---------
        Total operating revenues......................         577,007               544,888
                                                             ---------             ---------

Operating expenses:
    Salaries and related costs........................         148,480               130,680
    Aircraft rents....................................          87,878                79,171
    Other rents and landing fees......................          35,373                30,180
    Aircraft fuel.....................................         101,434                75,692
    Agency commissions................................          23,305                22,470
    Aircraft maintenance materials and repairs........          65,164                63,082
    Depreciation and amortization.....................          14,518                13,000
    Amortization of excess reorganization value.......           4,974                 4,974
    Other.............................................         121,173               113,786
                                                             ---------             ---------
        Total operating expenses......................         602,299               533,035
                                                             ---------             ---------

    Operating income (loss)...........................         (25,292)               11,853
                                                             ---------             ---------

Nonoperating income (expenses):
    Interest income...................................           5,201                 4,341
    Interest expense, net.............................          (7,180)               (5,802)
    Gain on sale of investment........................              --                15,515
    Other, net........................................             253                 1,422
                                                             ---------             ---------
        Total nonoperating income (expenses), net.....          (1,726)               15,476
                                                             ---------             ---------

Income (loss) before income taxes.....................       $ (27,018)            $  27,329
                                                             =========             =========

         The table below sets forth selected operating data for AWA.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001

                                                                         THREE MONTHS ENDED         PERCENT
                                                                              MARCH 31,             CHANGE
                                                                         2001          2000       2001 - 2000
                                                                         ----          ----       -----------
    Aircraft (end of period)..................................              141           125        12.8
    Average daily aircraft utilization (hours)................             10.8          11.1        (2.7)
    Available seat miles (in millions)........................            7,056         6,489         8.7
    Block hours (in thousands)................................          136,680       124,964         9.4
    Average stage length (miles)..............................              884           865         2.2
    Revenue passenger miles (in millions).....................            4,881         4,326        12.8
    Load factor (percent).....................................             69.2          66.7         2.5 points
    Passenger enplanements (in thousands).....................            5,104         4,612        10.7
    Yield per revenue passenger mile (cents)..................            11.32         11.91        (5.0)
    Revenue per available seat mile:
       Passenger (cents)......................................             7.83          7.94        (1.4)
       Total (cents)..........................................             8.18          8.40        (2.6)
    Fuel consumption (gallons in millions)....................            109.9         100.7         9.1
    Average fuel price (cents per gallon).....................             92.3          75.2        22.8
    Average number of full-time equivalent employees..........           13,053        11,854        10.1

   The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                                           THREE MONTHS ENDED         PERCENT
                                                                                MARCH 31,             CHANGE
                                                                           2001          2000       2001 - 2000
                                                                           ----          ----       -----------
    (in cents)
    Salaries and related costs................................             2.10          2.01               4.5
    Aircraft rents............................................             1.25          1.22               2.1
    Other rents and landing fees..............................              .50           .46               7.8
    Aircraft fuel.............................................             1.44          1.17              23.2
    Agency commissions........................................              .33           .35             (4.6)
    Aircraft maintenance materials and repairs................              .92           .97             (5.0)
    Depreciation and amortization.............................              .21           .20               2.7
    Amortization of excess reorganization value...............              .07           .08             (8.0)
    Other.....................................................             1.72          1.75             (2.1)
                                                                           ----          ----
                                                                           8.54          8.21               4.0
                                                                           ====          ====

         For the three months ended March 31, 2001, AWA realized an operating loss of $25.3 million compared to $11.9 million of operating income in last year's first quarter.

         Total operating revenues for the 2001 first quarter were a record $577.0 million. Passenger revenues were a record $552.8 million for the three months ended March 31, 2001, an increase of $37.7 million or 7.3% from first quarter 2000. A 12.8% increase in revenue passenger miles ("RPMs") more than offset an 8.7% increase in capacity as measured by available seat miles ("ASMs"), resulting in a 2.5 point increase in load factor (the percentage of available seats that are filled with revenue passengers). Passenger revenue per available seat mile ("RASM") for the quarter decreased 1.4% to 7.83 cents from
7.94 cents, driven by a 5.0% decrease in revenue per passenger mile ("yield") due to an industry-wide decline in business travel. Cargo revenues were relatively flat quarter-over-quarter while other revenues decreased 28.4% to $14.2 million due primarily to the effect of higher fuel prices and other costs, which reduced net revenues from AWA's code sharing agreement with Mesa Airlines.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001

         CASM increased 4.0% to 8.54 cents in the first quarter of 2001 from
8.21 cents for the comparable 2000 period largely due to higher fuel prices. Excluding fuel and tax, CASM increased 0.7%. Operating expenses increased $69.3 million in the first quarter of 2001 or 13.0% as compared to the 2000 first quarter, while ASMs increased 8.7%. Significant changes in the components of CASM are explained as follows:

- Salaries and related costs per ASM increased 4.5% primarily due to a higher number of employees in the 2001 period to support anticipated growth. The average number of full time equivalent employees ("FTE") increased 10.1% quarter-over-quarter while ASMs increased only 8.7%. Average salaries and related costs per FTE increased 3.2% primarily due to a new collective bargaining agreement with the Company's fleet service workers, which was entered into in June 2000.

- Aircraft rent expense per ASM increased 2.1% due to the net addition of 16 leased aircraft to the fleet during the 2001 quarter as compared to 2000.

- Other rents and landing fees expense per ASM increased 7.8% primarily due to higher landing fees ($3.1 million) and airport rentals ($2.0 million).

- Aircraft fuel expense per ASM increased 23.2% due to a 22.8% increase in the average price paid by AWA per gallon of fuel to 92.3 cents in the 2001 quarter from 75.2 cents in 2000.

- Agency commissions expense per ASM decreased 4.6% as an increase in the percentage of non-commissionable revenue in the 2001 quarter, primarily due to increased usage of the Company's website and other lower cost distribution channels, more than offset the increase in commissions resulting from higher revenues in the first quarter of 2001.

- Aircraft maintenance materials and repairs expense per ASM decreased 5.0% due primarily to the 8.7% increase in ASMs.

- Depreciation and amortization expense per ASM increased 2.7% due primarily to an increase in airframe ($0.5 million) and rotable inventory ($0.4 million) depreciation and aircraft leasehold improvement ($0.3 million) amortization expenses.

- Amortization of excess reorganization value expense per ASM decreased 8.0% due to the 8.7% increase in ASMs.

- Other operating expenses per ASM decreased 2.1% to 1.72 cents in the first quarter of 2001 from 1.75 cents in the 2000 first quarter primarily due to lower interrupted trip expense ($1.9 million) resulting from the airline's improved operating performance and the recovery of $11.0 million from the settlement of a lawsuit related to an air-to-ground telecommunication system that was previously written off. These decreases were offset in part by a $5.3 million quarter-over-quarter increase in computer reservation system booking fees.

         AWA had net nonoperating expenses of $1.7 million in the first quarter of 2001 as compared to $15.5 million of net nonoperating income in the 2000 first quarter. The period-over-period change was primarily due to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. in the first quarter of 2000.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001


LIQUIDITY AND CAPITAL RESOURCES

         Holdings' unrestricted cash and cash equivalents and short-term investments decreased $43.3 million to $151.6 million at March 31, 2001 from $194.8 million at December 31, 2000 as the Company repaid $66.5 million of debt under its revolving credit facility. Net cash provided by operating activities increased to $81.0 million for the quarter ended March 31, 2001 from $45.9 million in the first quarter 2000 due principally to the period-over-period change in accounts receivable as credit card sales and the associated receivables were higher in the first quarter of 2000 as compared to first quarter of 2001. The 2000 period also included an $18 million receivable associated with the sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. This decrease in receivable balances more than offset lower net income in the 2001 quarter. Net cash used in investing activities increased to $70.3 million for the 2001 period from $32.0 million for the 2000 period due principally to purchases of short-term investments totaling $16.9 million in the 2001 period as compared to sales of $15.6 million of short-term investments in 2000. Net cash used in financing activities increased to $70.9 million for the 2001 first quarter from $1.7 million in the 2000 period. The 2001 period included $49.4 million of borrowing to fund the acquisition of two new A319 aircraft, which were subsequently refinanced as the result of a sale/leaseback transaction in March 2001. (See Note 3, "Flight Equipment" in Notes to Condensed Consolidated Financial Statements.)

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at March 31, 2001 was $187.0 million.

         Long-term debt maturities through 2003 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft and, in 2001, the net $44.9 million borrowing under the revolving credit facility. Such maturities are $88.9 million, $9.7 million and $9.7 million, respectively, for the remainder of 2001, 2002 and 2003. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

         At March 31, 2001 AWA had a commitment to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 36 Airbus aircraft, with 11 remaining to be delivered in 2001. AWA also has 17 options and 25 purchase rights to purchase aircraft in the "A320" family of aircraft (A318s, A319s, A320s and A321s) for delivery in 2005 through 2008. The aggregate cost of firm commitments remaining under the aircraft order is approximately $1.4 billion.

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

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001

         AWA has in place a $125 million senior secured revolving credit facility with a group of financial institutions that will expire in 2002. The credit agreement is secured by certain assets of AWA. As of December 31, 2000, AWA had drawn $111.3 million to provide additional working capital during the first quarter of 2001 when revenues tend to be lower due to seasonal fluctuations in the demand for air travel. AWA repaid $66.5 million of credit facility debt in the first quarter of 2001.

         In April 2001 Moody's Investors Service downgraded its credit and debt ratings of AWA and placed the Company on negative rating outlook. The rating actions reflect that despite recent improvement in its operating performance, AWA continues to face business challenges and the potential exists for continued earnings and cash flow pressures due to declining yields and a cost structure under pressure from operations and fuel expenses. As a result of the rating actions and negative outlook, the cost to AWA of obtaining capital from external sources is likely to increase.

         In May 2001, AWA plans to establish the 2001-1 Pass Through Trusts. These Trusts will issue Pass Through Trust Certificates for aggregate proceeds of $427,164,300, which will be used to finance nine Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on the financing has not been established and will depend on various factors, including the ratings of the Pass Through Trust Certificates and prevailing interest rates. The Pass Through Trust Certificates will be issued by separate trusts that will hold equipment notes issued upon delivery of each financed aircraft. The equipment notes will be secured by a security interest in the aircraft. The equipment notes will be issued in connection with either a leveraged lease financing or a mortgage financing of the relevant aircraft, at AWA's election. The Pass Through Trust Certificates will not be direct obligations of, nor guaranteed by, Holdings or AWA. The aircraft to be financed are expected to be delivered to AWA between May 2001 and May 2002. The Company has obtained bridge financing from a third party to finance delivery of the first aircraft in May 2001, in the event proceeds from the offering are not available at the time of delivery.

         Capital expenditures for the quarters ended March 31, 2001 and 2000 were approximately $111.9 million and $48.2 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $21.6 million for the first quarter of 2001 and $30.0 million for the first quarter of 2000.

         Certain of Holdings' and AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which Holdings and AWA were in compliance at March 31, 2001. Certain of these financial covenants restrict the Company's ability to pay cash dividends on its common stock and make certain other restricted payments (as defined therein). Under these restrictions, as of March 31, 2001, the Company's ability to pay dividends, together with any other restricted payments, would be limited.

OTHER INFORMATION

LABOR RELATIONS

         The Company is in the process of negotiating with the Airline Pilots Association ("ALPA") on a new contract for AWA's pilots. The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the International Brotherhood of Teamsters ("IBT") on a first contract covering the Company's stock clerks, a work group of approximately 60 employees. The Company cannot predict the terms of these future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.


         On January 22, 2001, the Transportation Workers Union ("TWU") filed an Application for Investigation of Representation Dispute with the National Mediation Board ("NMB"), seeking to represent approximately 4,000 passenger service representatives and reservations agents. On March 20, 2001, that application was dismissed by the NMB due to an insufficient showing of interest.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001

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

         This discussion contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. In addition to the factors identified above, among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business - Risk Factors", included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which is on file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a) Commodity Price Risk

         As of March 31, 2001 the Company had entered into costless collar transactions, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 36% of 2001 projected fuel requirements, including 60% related to the second quarter 2001, 30% related to the third quarter 2001 and 20% related to the fourth quarter 2001. The use of such transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices. At March 31, 2001 the Company estimates that a 10% increase in heating oil futures prices would have changed the fair value of the costless collars by approximately $1.0 million while a 10% decrease in heating oil futures prices would have changed the fair value by approximately $2.9 million.

         As of April 27, 2001 approximately 36% of AWA's remaining 2001 fuel requirements are hedged.


(b) Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 2001 the Company's variable-rate long-term debt obligations of approximately $63.5 million represented approximately 44.9% of its total long-term debt. If interest rates increased 10% in 2001, the impact on the Company's results of operations would not be material.

                       AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001


PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  *10.21         Amended and Restated America West 1994
                                 Incentive Equity Plan.

                  *10.44 Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.

                  *10.45(1)      Unsubordinated Ground Lease, dated as of
                                 February 5, 2001, between AWA and the City of
                                 Phoenix, AZ.

                  *10.46(1)      Code Share and Revenue Sharing Agreement, dated
                                 as of March 20, 2001, between AWA and Mesa
                                 Airlines, Inc.

                                 -------
                  *              Filed herewith.

                  (1) The Company has sought confidential treatment for portions of the referenced exhibits.

         b.       Reports on Form 8-K

                  Holdings filed a Report on Form 8-K, dated March 20, 2001, furnishing under Item 9 a press release, dated March 20, 2001, setting forth certain data regarding AWA's fleet plan, unit costs, operating statistics, fuel and performance statistics.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           AMERICA WEST HOLDINGS CORPORATION





                               By   /s/ Thomas K. MacGillivray
                                   -------------------------------
                               Thomas K. MacGillivray
                               Senior Vice President and Chief Financial Officer

DATED:   May 8, 2001

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2001


                                  EXHIBIT INDEX

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  -------        --------------------------------
                  *10.21         Amended and Restated America West 1994
                                 Incentive Equity Plan.

                  *10.44 Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.

                  *10.45(1)      Unsubordinated Ground Lease, dated as of
                                 February 5, 2001, between AWA and the City of
                                 Phoenix, AZ.

                  *10.46(1)      Code Share and Revenue Sharing Agreement, dated
                                 as of March 20, 2001, between AWA and Mesa
                                 Airlines, Inc.

                                 --------
                  *              Filed herewith.

                  (1) The Company has sought confidential treatment for portions of the referenced exhibits.

         b.       Reports on Form 8-K

                  Holdings filed a Report on Form 8-K, dated March 20, 2001, furnishing under Item 9 a press release, dated March 20, 2001, setting forth certain data regarding AWA's fleet plan, unit costs, operating statistics, fuel and performance statistics.