Form 10-Q
period 2001-06-30
AMERICA WEST HOLDINGS CORP
filed 2001-08-14
CIK 1029863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission file number 1-12649

AMERICA WEST HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)		86-0847214 (I.R.S. Employer Identification No.)

111 WEST RIO SALADO PARKWAY,	TEMPE, ARIZONA	85281

(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (480) 693-0800

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

     Yes    XX             No

The Company has 941,431 shares of Class A Common Stock and 32,765,528 shares of Class B Common Stock outstanding as of July 31, 2001.

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$146,136	$144,138

Short-term investments	27,864	50,686

Accounts receivable, net	164,527	152,649

Expendable spare parts and supplies, net	49,416	41,843

Prepaid expenses	58,822	41,784

Total current assets	446,765	431,100

Property and equipment:

Flight equipment	980,771	903,336

Other property and equipment	269,127	220,085

Equipment purchase deposits	81,750	93,750

	1,331,648	1,217,171

Less accumulated depreciation and amortization	513,507	462,844

Net property and equipment	818,141	754,327

Other assets:

Restricted cash	36,153	34,554

Reorganization value in excess of amounts allocable to identifiable assets, net	283,032	293,780

Other assets, net	47,731	54,754

Total other assets	366,916	383,088

	$1,631,822	$1,568,515

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:

Current maturities of long-term debt	$133,435	$159,667

Accounts payable	184,536	156,449

Air traffic liability	275,970	208,868

Accrued compensation and vacation benefits	36,476	36,070

Accrued taxes	12,288	21,469

Other accrued liabilities	37,738	31,674

Total current liabilities	680,443	614,197

Long-term debt, less current maturities	196,520	145,578

Deferred credits and other liabilities	103,432	101,122

Deferred tax liability, net	39,541	40,545

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—

Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 941,431 shares at June 30, 2001 and December 31, 2000	9	9

Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued 49,009,256 shares at June 30, 2001 and 48,991,256 shares at December 31, 2000	490	490

Additional paid-in capital	593,633	594,177

Retained earnings	325,426	380,746

Accumulated other comprehensive loss	(950)	(1,108)

	918,608	974,314

Less: Cost of Class B Common Stock in treasury, 16,308,895 shares at June 30, 2001 and 16,333,895 shares at December 31, 2000	(306,722)	(307,241)

Total stockholders’ equity	611,886	667,073

	$1,631,822	$1,568,515

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenues:

Passenger	$547,428	$575,466	$1,100,194	$1,090,533

Cargo	9,762	9,492	19,760	19,427

Other	30,009	32,969	54,718	70,859

Total operating revenues	587,199	617,927	1,174,672	1,180,819

Operating expenses:

Salaries and related costs	147,322	136,409	296,317	267,782

Aircraft rents	89,002	81,788	176,880	160,959

Other rents and landing fees	34,816	31,869	70,189	62,049

Aircraft fuel	91,465	83,167	192,899	158,859

Agency commissions	22,251	22,753	45,556	45,223

Aircraft maintenance materials and repairs	65,304	58,638	130,468	121,720

Depreciation and amortization	15,553	13,446	30,071	26,446

Amortization of excess reorganization value	4,974	4,974	9,948	9,948

Special charges	35,695	—	35,695	—

Other	134,330	136,576	264,668	268,496

Total operating expenses	640,712	569,620	1,252,691	1,121,482

Operating income (loss)	(53,513)	48,307	(78,019)	59,337

Nonoperating income (expenses):

Interest income	4,489	3,860	7,521	6,202

Interest expense, net	(4,738)	(3,715)	(10,047)	(7,708)

Gains on sales of investments	—	9,779	—	25,294

Other, net	(121)	(745)	(248)	392

Total nonoperating income (expenses), net	(370)	9,179	(2,774)	24,180

Income (loss) before income taxes	(53,883)	57,486	(80,793)	83,517

Income taxes (benefit)	(11,399)	23,995	(25,473)	35,397

Net income (loss)	$(42,484)	$33,491	$(55,320)	$48,120

Earnings (loss) per share:

Basic	$(1.26)	$0.93	$(1.64)	$1.33

Diluted	$(1.26)	$0.91	$(1.64)	$1.30

Shares used for computation:

Basic	33,646	36,161	33,633	36,235

Diluted	33,646	36,749	33,633	37,069

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Net cash provided by operating activities	$100,671	$185,618

Cash flows from investing activities:

Purchases of property and equipment	(222,863)	(140,366)

Sales (purchases) of short-term investments	22,822	(8,600)

Proceeds from sale and leaseback of aircraft	64,000	—

Net proceeds from sale of subsidiaries	—	45,060

Equipment purchase deposits and other	5,907	505

Net cash used in investing activities	(130,134)	(103,401)

Cash flows from financing activities:

Repayment of debt	(120,829)	(5,153)

Proceeds from issuance of debt	152,422	32,000

Repurchase of common stock and AWA warrants	—	(24,392)

Other	(132)	5,316

Net cash provided by financing activities	31,461	7,771

Net increase in cash and cash equivalents	1,998	89,988

Cash and cash equivalents at beginning of period	144,138	112,174

Cash and cash equivalents at end of period	$146,136	$202,162

Cash, cash equivalents and short-term investments at end of period	$174,000	$226,379

Cash paid for:

Interest, net of amounts capitalized	$6,310	$6,102

Income taxes	$113	$5,559

Non-cash financing activities:

Notes payable issued for equipment purchase deposits	$10,500	$17,500

Notes payable canceled under the aircraft purchase agreement	$17,500	$10,500

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation (“Holdings” or the “Company”) and its wholly owned subsidiaries, America West Airlines, Inc. (“AWA”), and The Leisure Company (“TLC”). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. FLIGHT EQUIPMENT

     In the second quarter of 2001, AWA borrowed $58.0 million from the America West Airlines 2001-1 Pass Through Trusts (See Note 4, —“EETC Financing Transaction”) to fund the acquisition of two new A319 aircraft.

3. LONG-TERM DEBT

     In exchange for flexibility under certain financial covenants, the Company has agreed to temporarily limit its borrowings under its senior secured revolving credit facility to $90 million, $89.9 million of which was outstanding as of June 30, 2001. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Sources and Uses of Cash”).

4. EETC FINANCING TRANSACTION

     In May 2001, America West Airlines 2001-1 Pass Through Trusts issued $427.2 million of Pass Through Trust Certificates in connection with the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on this financing is 7.66% on a fixed rate equivalent basis at the time of closing. The Pass Through Trust Certificates were issued by separate trusts that hold equipment notes issued upon delivery of each financed aircraft. Proceeds from the certificates are deposited in an escrow account pending their application to purchase the equipment notes. The equipment notes are secured by a security interest in the aircraft and are issued in connection with either a leveraged lease financing or a mortgage financing of the relevant aircraft, at AWA’s election. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, AWA has certain indemnity obligations in respect of the trusts and interest on the escrowed proceeds pending their application to finance aircraft. The acquisition of each aircraft subject to this financing and delivered to date has been structured as a mortgage financing.

     Two of the aircraft that are the subject of this financing were delivered in the second quarter of 2001 and three were delivered in July 2001. In connection with the delivery of the aircraft, AWA issued equipment notes in an aggregate amount of $58 million during the second quarter of 2001 and $87 million in July 2001. The remaining aircraft are expected to be delivered between August 2001 and May 2002.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three and six months ended June 30, 2001, the Company recorded a total comprehensive loss of $40.5 million and $55.2 million, respectively. The difference between net loss and comprehensive loss for the three and six months ended June 30, 2001 is detailed in the following table:

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

	(In thousands)
Net loss	$(42,484)	$(55,320)

Unrealized gains on derivative instruments, net of deferred taxes	2,014	1,956

Realized gains (losses) on derivative instruments, net of taxes	40	(1,622)

Unrealized loss on marketable equity securities, net of deferred taxes	(88)	(176)

Total other comprehensive income	1,966	158

Comprehensive loss	$(40,518)	$(55,162)

6. SPECIAL CHARGES

     Earlier this year, Holdings announced a cost reduction plan to respond to a softening economy. The plan includes a slowing of the airline’s growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel.

     The cost reductions include the following specific measures:

•	The return of seven 737-300 aircraft to the lessors. Five aircraft will be returned as the leases expire between September 2001 and January 2002. Two aircraft will be returned in September 2001 as a result of the early termination of the leases.

•	Significant reductions in overhead, including a 10% reduction in management, administrative and clerical payroll, a 33% reduction in paid overtime, a reduction in advertising and the elimination of certain other discretionary expenses. The management, administrative and clerical payroll reduction, which was completed in May 2001, was accomplished through the combination of attrition, deferred hiring and select reductions-in-force.

     The Company recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force. Included in this amount was an impairment loss of approximately $12.0 million related to the aircraft returns. During the quarter, the Company paid approximately $0.7 million in severance related to the reductions-in-force. The remaining accrual as of June 30, 2001 was approximately $23.0 million.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

7. EARNINGS PER SHARE (“EPS”)

     The following table presents the computation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(In thousands of dollars except share data)
BASIC EARNINGS (LOSS) PER SHARE

Income (loss) applicable to common stock	$(42,484)	$33,491	$(55,320)	$48,120

Weighted average common shares outstanding	33,645,881	36,161,333	33,633,398	36,234,785

Basic earnings (loss) per share	$(1.26)	$0.93	$(1.64)	$1.33

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) applicable to common stock	$(42,484)	$33,491	$(55,320)	$48,120

Share computation:

Weighted average common shares outstanding	33,645,881	36,161,333	33,633,398	36,234,785

Assumed exercise of stock options and warrants	—	587,606	—	833,792

Weighted average common shares outstanding as adjusted	33,645,881	36,748,939	33,633,398	37,068,577

Diluted earnings (loss) per share	$(1.26)	$0.91	$(1.64)	$1.30

     For the three and six months ended June 30, 2001, the incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

     For the three and six months ended June 30, 2000, options for 3,197,534 and 3,177,991 shares, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the respective periods, resulting in an antidilutive effect.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

8. SEGMENT DISCLOSURES

     Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by Statements of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying consolidated balance sheets and statements of operations.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 primarily addresses the accounting for the cost of an acquired business, including any subsequent adjustments to its cost. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations, thereby eliminating the pooling-of-interest method, and provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141 will have no impact on the Company at this time.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by Accounting Principles Board Opinion No. 17, “Intangible Assets”. Rather, goodwill will be subject to a periodic impairment test, using a fair value-based approach. Under SFAS No. 141, reorganization value in excess of amounts allocable to identifiable assets (“ERV”) shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill acquired in a business acquisition after June 30, 2001, which shall not be amortized. Upon adoption of this statement on January 2, 2002, the Company’s estimated ERV balance of $272.3 million will no longer be subject to amortization resulting in an annual decrease in amortization expense of approximately $21.5 million.

10. SUBSEQUENT EVENTS

Sale of Equity Investments

     In July 2001, AWA sold 62,240 warrants to purchase common stock of Expedia.com, resulting in a pretax gain of approximately $1.1 million.

     In July 2001, AWA sold 73,413 Equant N.V. depository certificates, which were held by the SITA Foundation, resulting in a pretax gain of approximately $1.5 million.

     In July 2001, Softbank Capital Partners and General Catalyst LLC announced the sale of National Leisure Group, Inc. (“NLG”), to USA Networks. TLC, which holds approximately a 12% ownership interest in NLG, will receive cash and common stock of USA Networks upon closing of the transaction as determined based upon final closing calculations. The transaction is subject to, among other things, the completion of due diligence by USA Networks and certain regulatory and other third party approvals and consents.

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Holdings is the parent company of AWA and TLC. AWA is the eighth largest commercial airline carrier in the United States operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. As of June 30, 2001, AWA served 60 destinations in North America, including seven destinations in Mexico and two in Canada. TLC arranges and sells leisure travel products that may include airfare, hotel accommodations, ground transportation and a variety of other travel options. Holdings’ primary business activity is ownership of all the capital stock of AWA and TLC.

Overview

     Over the past five fiscal years, Holdings has experienced solid growth, increasing revenues each year and increasing operating income each year until 2000. Holdings reported approximately $2.3 billion in revenues in 2000, an increase in annual revenues of 6.0% over revenues reported in 1999 and 34.8% over those reported in 1996. In addition, operating income increased from $68.7 million in 1996 to $204.6 million in 1999. However, largely as a result of increased fuel costs, softening economic conditions, which has had a severe adverse affect on airline industry revenues, and certain operating difficulties in 2000, Holdings recorded an operating loss of $12.6 million for 2000 and a net loss and operating loss of $55.3 million and $78.0 million, respectively, for the first half of 2001. The airline industry is cyclical in nature and highly sensitive to general economic conditions. Currently, the airline industry is experiencing a decline in business traffic. In addition, historically high fuel costs continue to increase costs and reduce margins. Management anticipates that softening economic conditions and high fuel prices will continue to place pressure on Holdings and the industry in general.

Summary of Holdings’ Financial Results

     Holdings recorded a consolidated net loss of $42.5 million in the second quarter of 2001, a diluted loss per share of $1.26. This compares to $33.5 million of consolidated net income, or $0.91 per diluted share, in the second quarter of 2000. The 2001 results include a pre-tax charge of $35.7 million resulting from the Company’s previously announced cost reduction initiatives discussed below (See also Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements). Excluding the special charges, the net loss was $20.3 million or $0.60 per diluted share. The decline in earnings was due primarily to a softening economy, a 10.0% increase in year-over-year fuel costs and much smaller book income tax credits. The average fuel price for the 2001 second quarter was 84.5 cents per gallon as compared to 77.4 cents in the second quarter of 2000. The second quarter 2000 results included a pretax gain of $10.0 million ($6.2 million after tax) from TLC’s sale of a majority interest in National Leisure Group and The Vacation Store. The Company recorded a consolidated income tax benefit for financial reporting purposes of $11.4 million for the 2001 second quarter on a pretax loss of $53.9 million. Excluding special charges, the Company would have reported tax expense of $2.1 million. This compares to $24.0 million of income tax expense in the second quarter of 2000 on $57.5 million of pretax income. Primarily as a result of AWA’s amortization of excess reorganization value (“ERV”), which is not deductible for tax purposes, AWA’s book tax rate can fluctuate significantly with changes in earnings. The loss in the second quarter 2001 resulted in much smaller book income tax credits than would be anticipated had the Company used effective tax rates as in the 2000 period.

     Holdings recorded a consolidated net loss of $55.3 million for the six months ended June 30, 2001, a diluted loss per share of $1.64. Excluding the special charges, the net loss was $33.1 million or $0.98 per diluted share. This compares to $48.1 million of consolidated net income, or $1.30 per diluted share, in the 2000 period. Results for the six month period in 2001 include an $11.0 million one-time gain resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off and the $35.7 million pre-tax charge resulting from the Company’s cost reduction initiatives discussed above. Results

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

for the six month period in 2000 include a pretax gain of $15.5 million ($9.6 million after tax) from AWA’s sale of 500,000 warrants to purchase common stock of Priceline.com in the first quarter of 2000 and the gain on sale of a majority interest in TLC’s retail operations discussed above. The Company recorded a consolidated income tax benefit for financial reporting purposes of $25.5 million for the six months ended June 30, 2001. This compares to $35.4 million of income tax expense for the 2000 six month period.

Airline Operations Update

     Since July 2000 when AWA launched a series of customer service initiatives to enhance its operational performance, the Company has made significant improvement in a number of key service areas. For the second quarter of 2001, as reported to the Department of Transportation (“DOT”):

•	On-time performance improved to 75.2% compared to 66.5% for the second quarter of 2000;

•	The percentage of flights cancelled dropped to 1.9% from 3.9% for the second quarter of 2000, due primarily to a significant decrease in the number of maintenance-related cancellations compared to the second quarter of 2000;

•	Load factor increased to 75.5% compared to 73.7% for the second quarter of 2000;

•	AWA posted a 43% year-over-year improvement in mishandled baggage; and

•	Customer complaints to the DOT declined by 50% compared to the second quarter of 2000.

Cost Reduction Plan

     Earlier this year, Holdings announced a cost reduction plan to respond to a softening economy. The plan includes a slowing of the airline’s growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel. As a result of these steps, Holdings expects to reduce its annualized expense budget by approximately $75 million. Capital spending will be reduced an additional approximately $25 million. The capital reductions will be realized in 2001 and approximately $25 million of cost reductions are expected to occur in 2001.

     The cost reductions include the following specific measures:

•	The return of seven 737-300 aircraft to the lessors. Five aircraft will be returned as the leases expire between September 2001 and January 2002. Two aircraft will be returned in September 2001 as a result of the early termination of the leases. The result will be a slowing of the growth of the airline from previously anticipated rates of 7-8% in 2001 and 5-6% in 2002 to 5-6% in 2001 and 1-2% in 2002.

•	Significant reductions in overhead, including a 10% reduction in management, administrative and clerical payroll, a 33% reduction in paid overtime, a reduction in advertising and the elimination of certain other discretionary expenses. The management, administrative and clerical payroll reduction, which was completed in May 2001, was accomplished through the combination of attrition, deferred hiring and select reductions-in-force.

     The Company recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force. Included in this amount was an impairment loss of approximately $12.0 million related to the aircraft returns. During the quarter, the Company paid approximately $0.7 million in severance related to the reductions-in-force. The remaining accrual as of June 30, 2001 was approximately $23.0 million.

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

RESULTS OF OPERATIONS

     The following discussion provides an analysis of AWA’s results of operations for the second quarter and six months ended June 30, 2001 and material changes compared to the second quarter and six months ended June 30, 2000.

America West Airlines, Inc.
Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenues:

Passenger	$547,428	$575,466	$1,100,194	$1,090,533

Cargo	9,762	9,492	19,760	19,427

Other	16,719	19,852	30,962	39,738

Total operating revenues	573,909	604,810	1,150,916	1,149,698

Operating expenses:

Salaries and related costs	146,832	135,701	295,312	266,381

Aircraft rents	89,002	81,788	176,880	160,959

Other rents and landing fees	34,816	31,869	70,189	62,049

Aircraft fuel	91,465	83,167	192,899	158,859

Agency commissions	22,251	22,753	45,556	45,223

Aircraft maintenance materials and repairs	65,304	58,638	130,468	121,720

Depreciation and amortization	15,553	13,446	30,071	26,446

Amortization of excess reorganization value	4,974	4,974	9,948	9,948

Special charges	35,695	—	35,695	—

Other	123,824	123,197	244,997	236,983

Total operating expenses	629,716	555,533	1,232,015	1,088,568

Operating income (loss)	(55,807)	49,277	(81,099)	61,130

Nonoperating income (expenses):

Interest income	6,340	5,719	11,541	10,060

Interest expense, net	(6,605)	(5,580)	(13,785)	(11,382)

Gain on sale of investment	—	—	—	15,515

Other, net	138	(461)	391	961

Total nonoperating income (expenses), net	(127)	(322)	(1,853)	15,154

Income (loss) before income taxes	$(55,934)	$48,955	$(82,952)	$76,284

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

     The table below sets forth selected operating data for AWA.

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2001	2000	2001-2000		2001	2000	2001-2000

Aircraft (end of period)	142	128	10.9		142	128	10.9

Average daily aircraft utilization (hours)	10.2	11.1	(8.1)		10.5	11.1	(5.4)

Available seat miles (in millions)	6,896	6,824	1.1		13,952	13,313	4.8

Block hours	132,576	129,484	2.4		269,256	254,448	5.8

Average stage length (miles)	895	875	2.3		890	870	2.3

Average passenger journey (miles)	1,307	1,294	1.0		1,281	1,246	2.8

Revenue passenger miles (in millions)	5,205	5,029	3.5		10,087	9,355	7.8

Load factor (percent)	75.5	73.7	1.8	pts	72.3	70.3	2.0	pts

Passenger enplanements (in thousands)	5,294	5,206	1.7		10,398	9,818	5.9

Yield per revenue passenger mile (cents)	10.52	11.44	(8.0)		10.91	11.66	(6.4)

Revenue per available seat mile:

Passenger (cents)	7.94	8.43	(5.8)		7.89	8.19	(3.7)

Total (cents)	8.32	8.86	(6.1)		8.25	8.64	(4.5)

Fuel consumption (gallons in millions)	108.2	107.3	0.8		218.1	208.0	4.9

Average fuel price (cents per gallon)	84.5	77.4	9.2		88.5	76.5	15.7

Average number of full-time equivalent employees	12,508	12,031	4.0		12,779	11,942	7.0

     The table below sets forth the major components of operating cost per available seat mile (“CASM”) for AWA.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2001	2000	2001-2000	2001	2000	2001-2000

(in cents)

Salaries and related costs	2.13	1.99	7.0	2.12	2.00	6.0

Aircraft rents	1.29	1.20	7.5	1.27	1.21	5.0

Other rents and landing fees	.50	.47	6.4	.50	.47	6.4

Aircraft fuel	1.33	1.22	9.0	1.38	1.19	16.0

Agency commissions	.32	.33	(3.0)	.33	.34	(2.9)

Aircraft maintenance materials and repairs	.95	.86	10.5	.93	.92	1.1

Depreciation and amortization	.23	.20	15.0	.22	.20	10.0

Amortization of excess reorganization value	.07	.07	—	.07	.07	—

Special charges	.52	—	100.0	.26	—	100.0

Other	1.79	1.80	(0.6)	1.75	1.78	(1.7)

	9.13	8.14	12.2	8.83	8.18	7.9

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

Three Months Ended June 30, 2001 and 2000

     For the three months ended June 30, 2001, AWA realized an operating loss of $55.8 million. Excluding $35.7 million of special charges, AWA’s operating loss was $20.1 million. This is compared to $49.3 million of operating income in last year’s second quarter.

     Total operating revenues for the second quarter of 2001 were $573.9 million. Passenger revenues were $547.4 million for the second quarter of 2001, a decrease of $28.0 million or 4.9% from the second quarter of 2000. A 3.5% increase in revenue passenger miles (“RPM”) more than offset a 1.1% increase in capacity as measured by available seat miles (“ASM”), resulting in a 1.8 point increase in load factor (the percentage of available seats that are filled with revenue passengers). This increase in load factor was more than offset by an 8.0% decrease in revenue per passenger mile (“yield”), which decreased passenger revenue per available seat mile (“RASM”) for the quarter 5.8% to 7.94 cents. The decrease in yield and RASM was due to an industry-wide decline in business travel as a result of the slowing economy. Cargo revenues were relatively flat quarter-over-quarter while other revenues decreased 15.8% to $16.7 million due primarily to the effect of higher fuel prices and other costs, which reduced net revenues from AWA’s code sharing agreement with Mesa Airlines.

     Excluding special charges, CASM for the second quarter of 2001 increased 5.8% to 8.61 cents from 8.14 cents for the second quarter of 2000 largely due to higher fuel prices and increases in capacity that were more modest than originally planned. As a result, operating expenses increased $38.5 million in the second quarter of 2001 or 6.9% as compared to the second quarter of 2000, while ASMs increased only 1.1%. Significant changes in the components of CASM excluding special charges are explained as follows:

•	Salaries and related costs per ASM increased 7.0% primarily due to a higher number of employees in the second quarter of 2001 to support anticipated growth. The average number of full-time equivalent employees (“FTE”) increased 4.0% quarter-over-quarter while ASMs increased only 1.1%. Average salaries and related costs per FTE increased 4.1% primarily due to a new collective bargaining agreement with the Company’s fleet service workers, which was entered into in June 2000. Also, the contract with the Air Line Pilots Association (“ALPA”) (signed May 1995) required longevity-related salary level increases. Payroll expense for fleet service workers and pilots increased by $5.4 million and $2.0 million, respectively, in the second quarter of 2001 as compared to the second quarter of 2000.

•	Aircraft rent expense per ASM increased 7.5% due to the net addition of 14 leased aircraft to the fleet during the second quarter of 2001 as compared to the second quarter of 2000.

•	Other rents and landing fees expense per ASM increased 6.4% in the second quarter of 2001 primarily due to higher airport rentals ($2.3 million) and landing fees ($1.1 million).

•	Aircraft fuel expense per ASM increased 9.0% due to a 9.2% increase in the average price per gallon of fuel to 84.5 cents in the second quarter of 2001 quarter from 77.4 cents in the second quarter of 2000.

•	Agency commissions expense per ASM decreased 3.0% due to an increase in the percentage of non-commissionable revenue in the second quarter of 2001, primarily as a result of increased usage of the Company’s website and other lower cost distribution channels.

•	Aircraft maintenance materials and repairs expense per ASM increased 10.5% primarily due to higher aircraft C-Check ($3.8 million), airframe maintenance ($2.1 million) and engine overhaul ($0.9 million) expenses in the second quarter of 2001 when compared to the second quarter of 2000.

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

•	Depreciation and amortization expense per ASM increased 15.0% due primarily to increases in depreciation and amortization expense related to computer software and hardware additions and facility improvements to support growth ($0.7 million), rotable aircraft parts ($0.7 million) and aircraft leasehold improvements ($0.4 million).

•	Other operating expenses per ASM decreased 0.6% to 1.79 cents from 1.80 cents primarily due to the 1.1% increase in ASMs. A $4.8 million decrease in interrupted trip expense was substantially offset by higher professional and technical fees ($1.4 million), aircraft refueling charges ($1.4 million) and ground handling contract costs ($1.3 million).

     Net nonoperating expenses were relatively unchanged from the second quarter of 2000. Net interest expense increased $1.0 million in the second quarter of 2001 due to higher average outstanding debt while interest income increased $0.6 million due to higher interest earned on the escrowed proceeds from the 2001-1 Pass Through Trust Certificates. (See “Liquidity and Capital Resources —Financing Transactions” below and Note 5, “EETC Financing Transaction” in Notes to Condensed Consolidated Financial Statements.)

Six Months Ended June 30, 2001 and 2000

     For the six months ended June 30, 2001, AWA realized an operating loss of $81.1 million. Excluding special charges, AWA’s operating loss was $45.4 million. This is compared to $61.1 million of operating income in the six months ended June 30, 2000.

     Total operating revenues for the six months ended June 30, 2001 were $1.2 billion. Passenger revenues of $1.1 billion for the six months ended June 30, 2001 were relatively unchanged from the comparable 2000 period. RPMs increased 7.8% versus a 4.8% increase in capacity as measured by ASMs, resulting in a 2.0 point increase in load factor. This increase in load factor was more than offset by a 6.4% decrease in yield, which decreased RASM for the six months ended June 30, 2001 3.7% to 7.89 cents. The decrease in yield and RASM was due to an industry-wide decline in business travel as a result of the slowing economy. Cargo revenues were relatively flat period-over-period while other revenues decreased 22.1% to $31.0 million for the six months ended June 30, 2001 due primarily to the effect of higher fuel prices and other costs, which reduced net revenues from AWA’s code sharing agreement with Mesa Airlines.

     Excluding special charges, CASM for the six months ended June 30, 2001 increased 4.8% to 8.57 cents from 8.18 cents for the comparable 2000 period largely due to higher fuel prices and increases in capacity that were more modest than originally planned. As a result, operating expenses increased $107.8 million for the six months ended June 30, 2001 or 9.9% as compared to the 2000 period, while ASMs increased only 4.8%. Significant changes in the components of CASM excluding special charges are explained as follows:

•	Salaries and related costs per ASM increased 6.0% primarily due to a higher number of employees in the 2001 period to support anticipated growth. The average number of FTEs increased 7.0% period-over-period while ASMs increased only 4.8%. Average salaries and related costs per FTE increased 3.6% primarily due to a new collective bargaining agreement with the Company’s fleet service workers, which was entered into in June 2000. Also, the contract with ALPA (signed May 1995) required longevity-related salary level increases. Payroll expense for fleet service workers and pilots increased by $11.9 million and $4.6 million, respectively, in the 2001 period as compared to the 2000 period.

•	Aircraft rent expense per ASM increased 5.0% due primarily to the net addition of 14 leased aircraft to the fleet during the 2001 period as compared to the 2000 period.

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

•	Other rents and landing fees expense per ASM increased 6.4% in the 2001 period primarily due to higher airport rentals ($4.4 million) and landing fees ($4.2 million).

•	Aircraft fuel expense per ASM increased 16.0% due to a 15.7% increase in the average price per gallon of fuel to 88.5 cents in the 2001 period from 76.5 cents in the 2000 period.

•	Agency commissions expense per ASM decreased 2.9% due to an increase in the percentage of non-commissionable revenue in the 2001 period, primarily as a result of increased usage of the Company’s website and other lower cost distribution channels.

•	Aircraft maintenance materials and repairs expense per ASM increased 1.1% primarily due to higher airframe maintenance ($4.5 million), aircraft C-Check ($4.3 million) and engine overhaul ($0.8 million) expenses. These increases were offset in part by a $1.3 million decrease in capitalized maintenance amortization expense for the 2001 period when compared to the 2000 period.

•	Depreciation and amortization expense per ASM increased 10.0% due primarily to an increase in depreciation expense related to rotable aircraft parts ($1.1 million) and owned aircraft ($0.6 million). Higher amortization expense related to computer software and hardware additions and facility improvements to support growth ($0.8 million) and aircraft leasehold improvements ($0.7 million) also contributed to the increase.

•	Other operating expenses per ASM decreased 1.7% to 1.75 cents in the first six months of 2001 from 1.78 cents in the 2000 period primarily due to lower interrupted trip expenses ($6.8 million), the recovery of $11.0 million from the settlement of a lawsuit related to an air-to-ground telecommunication system that was previously written off and the 4.8% increase in ASMs. These decreases were offset in part by higher professional and technical fees ($2.7 million), bad debt expense ($1.5 million), deicing costs ($0.8 million) and higher costs resulting from growth. Growth-related costs include computer reservations system booking fees ($5.7 million), aircraft refueling charges ($3.1 million), ground handling contract costs ($2.6 million), traffic liability and other insurance ($2.3 million), guard services ($1.4 million), catering costs ($1.1 million), credit card discount fees ($0.6 million), frequent traveler program expenses ($0.5 million) and software maintenance ($0.5 million).

     AWA had net nonoperating expenses of $1.9 million in the first six months of 2001 as compared to $15.2 million of net nonoperating income in the comparable 2000 period. The period-over-period change was primarily due to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. in the 2000 period. Net interest expense increased $2.4 million in the 2001 period when compared to the 2000 period due to higher average outstanding debt. Interest income increased $1.5 million due to higher interest earned on the escrowed proceeds from the 2001-1 Pass Through Trust Certificates. (See “Liquidity and Capital Resources —Financing Transactions” below and Note 4, —“EETC Financing Transaction” in Notes to Condensed Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     Holdings’ unrestricted consolidated cash and cash equivalents and short-term investments decreased to $174.0 million at June 30, 2001 from $194.8 million at December 31, 2000. Net cash provided by operating activities decreased to $100.7 million for the six months ended June 30, 2001 from $185.6 million for the six months ended June 30, 2000 due primarily to the loss in the 2001 period. Net cash used in investing activities increased to $130.1 million for the 2001 period from $103.4 million for the 2000 period due principally to sales of

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

short-term investments totaling $22.8 million in the 2001 period as compared to purchases of $8.6 million of short-term investments in the 2000 period and the purchase of four new A319 aircraft in the 2001 period, of which two were purchased in the first quarter and two were purchased in the second quarter of 2001. (See Note 2, “Flight Equipment” in Notes to Condensed Consolidated Financial Statements.) The two aircraft purchased in the first quarter of 2001 were subsequently refinanced as the result of a sale/leaseback transaction in March 2001. The 2000 period included the purchase of one new A320 aircraft and the sale of TLC’s retail operations which generated net proceeds of $45.1 million. Net cash provided by financing activities was $31.5 million for the six months ended June 30, 2001 compared to $7.8 million for the six months ended June 30, 2000. The 2001 period included $107.4 million of borrowing to fund the acquisition of the four new A319 aircraft discussed above and $45.0 million of borrowing under the Company’s revolving credit facility. The 2001 period also included the repayment of $49.4 million of debt as a result of the sale/leaseback of two A319 aircraft discussed above and $66.5 million of revolving credit facility debt repayments. The 2000 period included $32.0 million of borrowing to fund the acquisition of one new A320 aircraft and purchases of common stock totaling $24.4 million.

     Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company’s working capital deficiency at June 30, 2001 was $233.7 million.

     Capital expenditures for the six months ended June 30, 2001 and 2000 were approximately $222.9 million and $140.4 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $54.4 million for the six months ended June 30, 2001 and $61.3 million for the six months ended June 30, 2000.

     AWA has in place a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term expiring in December 2002. As of June 30, 2001, AWA had drawn $89.9 million under this facility.

     The credit agreement is secured by certain assets of AWA, contains restriction on AWA’s ability to take certain actions, and requires AWA to meet and maintain certain financial tests and minimum ratios. In order to give AWA added flexibility, effective June 29, 2001, two of these financial tests were temporarily amended: the fixed charge coverage ratio requirement, which is tested on a quarter-end basis, was reduced for the second and third quarters of 2001, and the minimum liquidity covenant was waived through October 31, 2001. In connection with these amendments, AWA also agreed, among other things, to a reduction of the borrowing base to a maximum of $90 million and an increase in the applicable margin and standby commitment fee. If AWA satisfies certain additional criteria by October 31, 2001, including obtaining additional equity or debt financing in a threshold aggregate amount, the maximum borrowing base will be restored to the original $125 million and the reduction of the required fixed charge coverage ratio will become permanent through the term of the credit facility (see “Risk Factors —Our high leverage and fixed costs may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions” below).

     Certain of Holdings’ and AWA’s long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which Holdings and AWA were in compliance as of June 30, 2001. Certain of these financial covenants restrict the Company’s ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Under these restrictions, as of June 30, 2001, the Company’s ability to pay dividends, together with any other restricted payments, would be limited.

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

     In May 2000, TLC sold a majority interest in National Leisure Group, Inc. (“NLG”) to Softbank Capital Partners and General Catalyst LLC. In July 2001 Softbank Capital Partners and General Catalyst LLC announced the execution of an agreement to sell NLG, including TLC’s approximately 12 percent interest, to USA Networks. TLC will receive cash and common stock of USA Networks upon closing of the transaction as determined based upon final closing calculations. Net proceeds upon closing of the transaction are expected to approximate $15.0 million. The transaction is subject to, among other things, the completion of due diligence by USA Networks and certain regulatory and other third party approvals and consents.

Commitments

     Long-term debt maturities through 2003 consist primarily of principal amortization of notes payable secured by certain of AWA’s aircraft and $89.9 million of borrowing under the revolving credit facility. Such maturities are $37.5 million, $103.7 million and $12.1 million, respectively, for the remainder of 2001, 2002 and 2003. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

     At June 30, 2001, AWA had a commitment to AVSA S.A.R.L., an affiliate of Airbus Industrie (“AVSA”), to purchase a total of 34 Airbus aircraft, with nine remaining to be delivered in 2001. The remaining 25 aircraft will be delivered in 2002 through 2004. AWA also has 17 options and 25 purchase rights to purchase aircraft in the “A320” family of aircraft (A318s, A319s, A320s and A321s) for delivery in 2005 through 2008. The aggregate cost of firm commitments remaining under the aircraft order is approximately $1.3 billion, of which approximately $369.2 million is financed under the 2001-1 Pass Through Trusts (see “Financing Transactions” below).

     AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate to support these aircraft orders. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

     In January 2001, AWA entered into a development agreement and ground lease with the City of Phoenix pursuant to which AWA will construct, lease and operate a flight operations and training facility on land located adjacent to Phoenix Sky Harbor International Airport. The initial lease term is 20 years with two five-year extension options. The facility will contain 164,000 square feet and be comprised of pilot and in-flight training facilities, systems and maintenance operations control, and crew scheduling. The estimated cost to design and construct the facility is $35 million which the Company currently intends to fund with operating cash flow, or if conditions warrant, the issuance of debt.

Financing Transactions

     In May 2001, America West Airlines 2001-1 Pass Through Trusts issued $427.2 million of Pass Through Trust Certificates in connection with the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on this financing is 7.66% on a fixed rate equivalent basis at the time of closing. The Pass Through Trust Certificates were issued by separate trusts that hold equipment notes issued upon delivery of each financed aircraft. Proceeds from the certificates are deposited in an escrow account pending their application to purchase the equipment notes. The equipment notes are secured by a security interest in the aircraft and are issued in connection with either a leveraged lease financing or a mortgage financing of the relevant aircraft, at AWA’s election. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, AWA has certain indemnity obligations in respect of the trusts and interest on the escrowed proceeds pending their application to finance aircraft. The acquisition of each aircraft subject to this financing and delivered to date has been structured as a mortgage financing.

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

     Two of the aircraft that are the subject of this financing were delivered in the second quarter of 2001 and three were delivered in July 2001. In connection with the delivery of the aircraft, AWA issued equipment notes in an aggregate amount of $58 million during the second quarter of 2001 and $87 million in July 2001. The remaining aircraft are expected to be delivered between August 2001 and May 2002. With the issuance of these trust certificates, management believes that it has addressed all of AWA’s anticipated aircraft financing requirements through November 2002.

     In April 2001, Moody’s downgraded its credit rating of AWA and revised its outlook to negative. When announcing the downgrade, Moody’s stated that despite recent improvements in its operating performance, AWA continues to face business challenges and the potential exists for continued earnings and cash flow pressures due to declining yields and a cost structure under pressure from operations and fuel expenses. In June 2001, Standard & Poor’s revised its outlook from stable to negative. Standard & Poor’s stated that the outlook revision is based on weaker-than-anticipated earnings since mid-2000, which Standard & Poor’s expects to continue through 2001. (See “Risk Factors —“Because our credit rating was recently downgraded and our ratings outlook was revised to negative, our borrowing costs may increase and our ability to incur additional debt may be impaired” below.)

OTHER INFORMATION

Labor Relations

     The Company is in the process of negotiating with ALPA on a new contract for AWA’s pilots. The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the International Brotherhood of Teamsters (“IBT”) on a first contract covering the Company’s stock clerks, a work group of approximately 60 employees. The Company cannot predict the terms of these future collective bargaining agreements and therefore the effect, if any, on AWA’s operations or financial performance. (See “Risk Factors —Negotiations with labor unions could divert management attention, disrupt operations and increase our labor costs and operating expenses” below.)

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 primarily addresses the accounting for the cost of an acquired business, including any subsequent adjustments to its cost. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations, thereby eliminating the pooling-of-interest method, and provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141 will have no impact on the Company at this time.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by Accounting Principles Board Opinion No. 17, “Intangible Assets”. Rather, goodwill will be subject to a periodic impairment test, using a fair value-based approach. Under SFAS No. 141, reorganization value in excess of amounts allocable to identifiable assets (“ERV”) shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill acquired in a business acquisition after June 30, 2001, which shall not be amortized. Upon adoption of this statement on January 2, 2002, the Company’s estimated ERV balance of $272.3 million will no longer be subject to amortization resulting in an annual decrease in amortization expense of approximately $21.5 million.

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

     This discussion contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate”, “estimate”, “project”, “expect” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements speak only as of the date such statements are made. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. In addition to the factors identified above, among the key factors that may have a direct bearing on the Company’s results are:

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

•	Competitive practices in the airline and travel industries generally and particularly in the Company’s principal markets;

•	The ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion;

•	The Company’s relationship with unionized employees generally and the impact of the process of negotiation of labor contracts on our operations;

•	The outcome of negotiations of collective bargaining agreements and the impact of those agreements on labor costs;

•	The impact of current and future laws and governmental regulations affecting the airline industry and the Company’s operations.

     For additional discussion of such risks see the risk factors set forth below.

RISK FACTORS

     Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions.

     As of June 30, 2001, we owed approximately $330.0 million of debt (excluding the mortgage financing of three aircraft completed since June 2001 in an aggregate principal amount of $87.0 million). Much of our debt is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, we have significant capitalized and operating lease obligations incurred in connection with the financing of aircraft and the lease of airport and other facilities and we have fixed costs in connection with our regional alliances with Mesa airlines and Chautauqua Airlines. Our high leverage, lease obligations and other fixed costs, and the financial and other covenants in our debt instruments may limit our ability to borrow additional amounts and to fund general corporate requirements, including working capital and capital expenditures, may limit our flexibility in responding to competitive developments and adverse market conditions any may increase our vulnerability to adverse economic and industry conditions.

     We also have outstanding orders to purchase aircraft. While we have arranged for financing for all aircraft deliveries scheduled through November 2002, we have firm orders to purchase an additional 20 aircraft between December 2002 and December 2004 that will require additional financing. We cannot guarantee that we will be able to obtain enough capital to finance the remainder of the aircraft, and if we default on our commitments to purchase aircraft, our ability to execute our business strategy could be materially impaired.

     We depend to a significant extent on our senior secured revolving credit facility to maintain our liquidity. As of June 30, 2001, we had $89.9 million drawn under this credit facility and a borrowing base of $90 million. The credit facility expires in December 2002, and we cannot assure you that we will be able to extend or refinance this facility on satisfactory terms, if at all.

     The credit facility contains customary covenants that restrict our ability to take certain actions and financial covenants that require us to meet and maintain certain financial tests and minimum ratios. During the second quarter of 2001, our lenders agreed to amend certain terms of our credit facility, including providing additional flexibility under the financial covenants. However, unless we satisfy certain additional criteria, including obtaining additional equity or debt financing in a threshold aggregate amount, certain of the amendments

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

to our financial covenants are temporary. We cannot assure you that we will satisfy such additional criteria (see “Liquidity and Capital Resources —Sources and Uses of Cash” above). Nor can we assure you that we can comply with the covenants and meet the financial tests of our credit facility, even as amended. A breach of these covenants or the covenants in our other debt instruments could result in the acceleration of the indebtedness under our credit facility or under our other debt instruments. Any such breach could have a material adverse effect on our liquidity and financial condition.

     The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

     The airline industry and most of the markets we serve are highly competitive. We compete with other airlines on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services. Our principal competitor is Southwest Airlines. We also compete against other existing carriers, many of which offer more extensive routes, frequencies and customer loyalty, marketing and advertising programs than we do. Some of our large competitors have substantially greater resources than we do. From time to time, we also compete with new carriers that enter the airline industry, which typically have low operating cost structures. We may be unable to compete effectively against carriers with substantially greater resources or lower cost structures. The entry of additional new carriers in our markets, the consolidation of existing carriers or increased competition from existing carriers, could adversely affect our operating results.

     Negotiations with labor unions could divert management attention, disrupt operations and increase our labor costs and operating expenses.

     Some of our employees are represented by unions. We currently are negotiating collective bargaining agreements with ALPA, which represents all of our approximately 1,700 pilots, and the IBT, which represents all of our approximately 60 stock clerks. On May 2, 2001, we filed for federal mediation with the National Mediation Board (the “NMB”) to facilitate contract negotiation with ALPA and on August 8, 2001, the IBT filed for mediation with the NMB in connection with the stock clerk negotiations. We cannot predict the outcome of federal mediation or negotiations with ALPA or IBT. In addition, other groups of employees may seek union representation. We cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on their type and duration, work actions could disrupt our operations and, as a result, significantly adversely affect our operating results.

     Our business is sensitive to general economic conditions and seasonal fluctuations. As a result, our prior performance is not necessarily indicative of our future results.

     The air travel business historically fluctuates on a seasonal basis and in response to general economic conditions. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. In addition, the airline industry is highly susceptible to unforeseen events that result in declines in revenues or increased costs, such as political instability, regional hostilities, recession, fuel price escalation, inflation, adverse weather conditions, consumer preferences, labor instability or regulatory oversight. Also, our results of operations for interim periods are not necessarily indicative of those for an entire year and our prior results are not necessarily indicative of our future results.

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

     Fluctuations in fuel costs could adversely affect our operating expenses and results.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material used in our business, accounting for 15.8% of our total operating expenses in 2000, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, with our current level of fuel consumption, a one cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.7 million.

     We have implemented a fuel hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is similar to hedging programs employed by other major airlines and is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Despite this program, we are not fully protected against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2001 and we have not executed hedging transactions beyond March 31, 2002. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge.

     Our operating costs could increase as a result of past, current or new regulations that impose additional requirements and restrictions on airline operations.

     The airline industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. Depending on the implementation of these and other laws, our operating costs could increase significantly. In addition, certain governmental agencies, such as the DOT and the Federal Aviation Administration have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft, and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. We cannot predict which laws and regulations will be adopted or what other action might be taken by regulators. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

     Because our credit rating was recently downgraded and our ratings outlook was revised to negative, our borrowing costs may increase and our ability to incur additional debt may be impaired.

     On April 19, 2001, Moody’s downgraded our senior implied rating to B2 from B1 and our senior unsecured debt rating to B3 from B1. As a result of this downgrade, our borrowing costs may increase, which would increase our interest expense and could affect our net income. In addition, this downgrade could affect our ability to obtain additional financing. On April 19, 2001, Moody’s also revised its ratings outlook from stable to negative. In addition, on June 18, 2001, Standard & Poor’s revised its ratings outlook from stable to negative. A negative outlook suggests a further downgrade may occur in the future. A future downgrade could negatively impact our borrowing costs and the prices of any securities we have outstanding. (See “Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions” above.)

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

     We depend on the expertise of our management team. If key individuals leave unexpectedly, our business and operations could suffer.

     Many of our executive officers are key to the management of our business and operations. Our future success depends on our ability to retain these officers and other capable managers. Although we have developed a management succession plan and believe we could replace key personnel given adequate prior notice, the unexpected departure of key executive officers could cause substantial disruption to our business and operations. In addition, although we believe that we can retain and recruit talented personnel, we may incur substantial costs to do so, and if we are unable to do so our business and operations may suffer.

     The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.

     Currently, three stockholders collectively control in excess of 50% of the total voting power of Holdings. These stockholders, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. are all controlled by the same company, TPG Advisors, Inc. Since TPG Advisors, Inc. is an investment firm, its strategic objectives may be different than both the short-term or long-term objectives of our board of directors and management. We cannot guarantee that the controlling stockholders identified above will not try to influence Holdings’ business in a way that would favor their own personal interests to the detriment of our interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

(a)  Commodity Price Risk

     As of June 30, 2001, the Company had entered into fixed price heating oil swaps and costless collar transactions, which establish upper and lower limits on heating oil futures prices. Further, the Company had entered into jet fuel basis swaps, which establish fixed price differentials between spot jet fuel prices and heating oil futures prices. These transactions are in place with respect to approximately 46% of remaining projected fuel requirements for 2001, including 60% of the anticipated fuel requirements for the third quarter 2001 and 31% of the anticipated fuel requirements for the fourth quarter 2001. In addition, the Company has hedged approximately 10% of its anticipated fuel requirements for the first quarter of 2002.

     The use of such transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At June 30, 2001, the Company estimates that a 10% increase in heating oil futures prices would have changed the fair value of the swap and costless collar transactions by approximately $3.3 million while a 10% decrease in heating oil futures prices would have changed the fair value by approximately $2.4 million. Further, a 10% change in the price spread between jet fuel and heating oil futures prices would have changed the fair value of these basis swap transactions by approximately $79,000.

     As of July 31, 2001, approximately 43% of AWA’s remaining 2001 fuel requirements are hedged

(b)  Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At June 30, 2001 the Company’s variable-rate long-term debt obligations of approximately $69.3

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

million represented approximately 35.2% of its total long-term debt. If interest rates increased 10% in 2001, the impact on the Company’s results of operations would not be material.

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

PART II —OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The 2001 Annual Meeting of Stockholders of the Company was held on May 21, 2001. The four persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company’s Annual Meeting in 2004 and until their successors are elected and qualified. There were 77,748,087 votes cast in the election of directors and there were no abstentions and broker non-votes. The voting regarding each nominee was as follows: William A. Franke (for: 76,672,746 / withheld: 1,075,341); Richard C. Kraemer (for: 77,277,327 / withheld: 470,760); Walter T. Klenz (for: 68,070,250 / withheld: 9,677,837); and Denise M. O’Leary (for: 77,255,783 / withheld: 492,304). The following directors’ term of office as a director continued after the meeting: John F. Tierney, Robert J. Miller, W. Douglas Parker, Jeffrey A. Shaw, John L. Goolsby, Richard P. Schifter, Marie L. Knowles and J. Steven Whisler.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

*3.4	Restated Bylaws of Holdings.

*10.47	Amendment No. 1, dated April 16, 2001, to Revolving Credit Agreement dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney Inc. and Bankers Trust Company (the “Credit Agreement”)

*10.48	Amendment No. 2, dated July 31, 2001, to the Credit Agreement.

*10.49	Amendment No. 3, dated July 31, 2001, to the Credit Agreement.

*	Filed herewith.

b.	Reports on Form 8-K

Holdings filed a report on Form 8-K, dated June 5, 2001, furnishing under item 9 a press release, dated June 5, 2001, setting forth certain data regarding AWA’s fleet plan, unit costs, operating statistics, fuel and performance statistics.

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

By /s/ Thomas K. MacGillivray Thomas K. MacGillivray Senior Vice President and Chief Financial Officer

DATED: August 14, 2001

AMERICA WEST HOLDINGS CORPORATION
JUNE 30, 2001

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

*3.4	Restated Bylaws of Holdings.

*10.47	Amendment No. 1, dated April 16, 2001, to Revolving Credit Agreement dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney Inc. and Bankers Trust Company (the “Credit Agreement”)

*10.48	Amendment No. 2, dated July 31, 2001, to the Credit Agreement.

*10.49	Amendment No. 3, dated July 31, 2001, to the Credit Agreement.

*	Filed herewith.