Form 10-Q/A
period 2001-03-31
AMERICA WEST HOLDINGS CORP
filed 2001-09-20
CIK 1029863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE

America West Holdings Corporation (the “Company”) is filing this amendment to Form 10-Q to amend a previously filed exhibit.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

†10.21	Amended and Restated America West 1994 Incentive Equity Plan.

†10.44	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.

†10.45(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.

*10.46(1)	Code Share and Revenue Sharing Agreement, dated as of March 30, 2001, between AWA and Mesa Airlines, Inc.

*	Filed herewith.

†	Previously filed.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

b.	Reports on Form 8-K Holdings filed a Report on Form 8-K, dated March 20, 2001, furnishing under Item 9 a press release, dated March 20, 2001, setting forth certain data regarding AWA’s fleet plan, unit costs, operating statistics, fuel and performance statistics.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

By /s/ Bernard L. Han Bernard L. Han Executive Vice President and Chief Financial Officer

DATED: September 20, 2001

EXHIBIT INDEX

a.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

†10.21	Amended and Restated America West 1994 Incentive Equity Plan.

†10.44	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.

†10.45(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.

*10.46(1)	Code Share and Revenue Sharing Agreement, dated as of March 30, 2001, between AWA and Mesa Airlines, Inc.

*	Filed herewith.

†	Previously filed.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

b.	Reports on Form 8-K Holdings filed a Report on Form 8-K, dated March 20, 2001, furnishing under Item 9 a press release, dated March 20, 2001, setting forth certain data regarding AWA’s fleet plan, unit costs, operating statistics, fuel and performance statistics.