Form 10-Q
period 2005-03-31
AMERICA WEST HOLDINGS CORP; AMERICA WEST AIRLINES INC
filed 2005-04-26
CIK 1029863, 706270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

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

As of April 25, 2005, America West Holdings Corporation has 859,117 shares of Class A common stock and 35,316,871 shares of Class B common stock outstanding. As of April 25, 2005, America West Airlines, Inc. has 1,000 shares of Class B common stock outstanding, all of which are held by America West Holdings Corporation.

PART I — FINANCIAL INFORMATION

     America West Holding Corporation (“Holdings” or the “Company”) is the holding company that owns all of the stock of America West Airlines, Inc. (“AWA” or the “Airline”). AWA, the eighth largest passenger airline and the second largest low cost carrier in the United States, accounted for most of Holdings’ revenues and expenses in 2004. Through its America West Vacations division, AWA also sells individual and group travel packages. This combined Form 10-Q is filed by both Holdings and AWA and includes the financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	March 31,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$129,197	$149,091
Short-term investments	104,513	126,651
Restricted cash	—	41,264
Accounts receivable, net	156,037	108,837
Expendable spare parts and supplies, net	55,643	57,563
Prepaid expenses	208,811	141,571

Total current assets	654,201	624,977

Property and equipment:
Flight equipment	914,853	926,930
Other property and equipment	297,406	290,897
Equipment purchase deposits	70,450	63,450

	1,282,709	1,281,277
Less accumulated depreciation and amortization	606,958	624,742

Net property and equipment	675,751	656,535

Other assets:
Investments in debt securities	20,000	30,000
Restricted cash	91,548	72,091
Other assets, net	138,900	91,661

Total other assets	250,448	193,752

	$1,580,400	$1,475,264

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	March 31,	December 31,
	2005	2004
Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$114,674	$151,183
Current obligations under capital leases	3,291	3,475
Accounts payable	184,840	173,887
Air traffic liability	276,108	194,718
Accrued compensation and vacation benefits	51,207	42,699
Accrued taxes	48,759	32,796
Other accrued liabilities	87,006	65,958

Total current liabilities	765,885	664,716

Long-term debt, less current maturities	588,589	635,129

Capital leases, less current obligations	5,124	5,061

Deferred credits and other liabilities	150,672	133,911

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 859,117 shares at March 31, 2005 and December 31, 2004	8	8
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,600,766 shares at March 31, 2005 and 51,564,865 shares at December 31, 2004	516	516
Additional paid-in capital	632,553	632,446
Accumulated deficit	(255,041)	(288,617)

	378,036	344,353

Less: Cost of Class B common stock in treasury, 16,437,575 shares at March 31, 2005 and December 31, 2004	(307,906)	(307,906)

Total stockholders’ equity	70,130	36,447

	$1,580,400	$1,475,264

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating revenues:
Passenger	$575,413	$537,333
Express	103,356	72,651
Cargo	8,644	6,903
Other	35,399	32,440

Total operating revenues	722,812	649,327

Operating expenses:
Salaries and related costs	175,148	166,275
Aircraft rents	76,837	75,185
Other rents and landing fees	41,539	41,241
Aircraft fuel	151,863	114,212
Realized and unrealized gains on fuel hedging instruments, net	(60,483)	(404)
Agency commissions	5,554	6,750
Aircraft maintenance materials and repairs	47,988	50,054
Depreciation and amortization	11,860	13,791
Special charges (credits), net	811	(600)
Express expenses	110,826	73,302
Other	110,791	94,432

Total operating expenses	672,734	634,238

Operating income	50,078	15,089

Nonoperating income (expenses):
Interest income	1,899	1,518
Interest expense, net	(18,979)	(19,752)
Other, net	578	1,582

Total nonoperating expenses, net	(16,502)	(16,652)

Income (loss) before income taxes	33,576	(1,563)

Income taxes	—	—

Net income (loss)	$33,576	$(1,563)

Earnings (loss) per share:
Basic	$0.93	$(0.04)

Diluted	$0.62	$(0.04)

Shares used for computation:
Basic	36,152	35,851

Diluted	62,372	35,851

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by (used in) operating activities	$113,929	$(1,432)

Cash flows from investing activities:
Purchases of property and equipment	(56,613)	(36,979)
Purchases of short-term investments	(99,650)	(164,565)
Sales of short-term investments	131,644	172,710
Purchases of investments in debt securities	—	(15,000)
Sales of investments in debt securities	—	15,000
Decrease (increase) in restricted cash	(19,457)	1,081
Proceeds from disposition of assets	584	1,397

Net cash used in investing activities	(43,492)	(26,356)

Cash flows from financing activities:
Repayment of debt	(86,189)	(47,370)
Other	(4,142)	373

Net cash used in financing activities	(90,331)	(46,997)

Net decrease in cash and cash equivalents	(19,894)	(74,785)

Cash and cash equivalents at beginning of period	149,091	153,357

Cash and cash equivalents at end of period	$129,197	$78,572

Cash paid for:
Interest, net of amounts capitalized	$4,727	$7,700

Income taxes paid	$18	$1,374

Non-cash investing and financing activities:
Reclassification of investments in debt securities to short-term investments	$10,000	$5,344

Notes payable issued under the aircraft purchase agreement	$5,250	$3,500

Notes payable cancelled under the aircraft purchase agreement	$(3,500)	$—

Payment in kind notes issued, net of returns	$—	$379

Exercise of warrants	$—	$2

Acquisition of shares due to loan default	$—	$800

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
March 31, 2005

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary, AWA. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company has a regional airline alliance agreement with Mesa Airlines (“Mesa”). Mesa, operating as America West Express (“Express”), provides regional feeder service for AWA. Express operations have grown substantially and, as of March 31, 2005, comprise approximately 12% of the Company’s total capacity as measured by available seat miles (“ASMs”). To improve the visibility of Express operating results, effective with the first quarter of 2005, the Company has changed its method of reporting for this agreement to the gross basis of presentation. Previously, AWA used the net basis of presentation.

     Using the gross basis of presentation, the passenger revenues and operating expenses associated with the Express agreement are reported gross (i.e.; as “Operating Revenues – Express” and “Operating Expenses – Express Expenses”) in the Condensed Consolidated Statement of Operations. Under the net basis of presentation, Express passenger revenues and the associated operating expenses were netted and classified in “Operating Revenues – Other.” Prior period amounts have been reclassified to be consistent with the first quarter 2005 presentation. These reclassifications did not impact our operating income or net income (loss) for each period presented. See Note 7, “Change in Method of Reporting for America West Express Results” for additional information about this agreement and the reclassifications related to the change in presentation.

     Certain other prior year amounts have been reclassified to conform with current year presentation.

2. STOCK OPTIONS

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company issues its stock options at a price equal to fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in the accompanying condensed consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and income (loss) per share would have been decreased to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands except per share data)
Net income (loss), as reported	$33,576	$(1,563)

Stock-based compensation expense	(1,270)	(1,270)

Pro forma net income (loss)	$32,306	$(2,833)

Income (loss) per share:
Basic — as reported	$0.93	$(0.04)

Basic — pro forma	$0.89	$(0.08)

Diluted — as reported	$0.62	$(0.04)

Diluted — pro forma	$0.60	$(0.08)

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
March 31, 2005

3. FLIGHT EQUIPMENT

     In January 2005, the Company entered into an operating lease for one new Airbus A320 aircraft with a lease term of 5 years.

     In March 2005, the Company completed a sale-leaseback transaction on one Airbus A320 aircraft resulting in a loss of $3.7 million. This amount was recorded in “Operating Expenses – Other.” The term of the leaseback is 12 years.

     During the first quarter of 2005, the Company returned one Boeing 737-200 aircraft to the aircraft lessor in accordance with the renegotiated lease term.

4. SPECIAL CHARGES

     In the first quarter of 2005, the Company recorded $0.8 million in special charges, of which $0.7 million is accrued at March 31, 2005. This is related to continued costs associated with the retirement of the 737-200 fleet.

     The following table presents the payments and other settlements made during the three months ended March 31, 2005 related to the special charge accruals:

		Contract Termination/
	Fleet Restructuring	Other Costs	Total
Balance at December 31, 2004	$643	$121	$764

Special charges	690	—	690
Payments	(305)	(111)	(416)
Revision of estimate	—	147	147

Balance at March 31, 2005	$1,028	$157	$1,185

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

5. INCOME (LOSS) PER SHARE

     The following table presents the computation of basic and diluted income (loss) per share (“EPS”).

	Three Months Ended
	March 31,
	2005	2004
	(in thousands except per share data)
BASIC INCOME (LOSS) PER SHARE

Income (loss) applicable to common stock	$33,576	$(1,563)

Weighted average common shares outstanding	36,152	35,851

Basic income (loss) per share	$0.93	$(0.04)

DILUTED INCOME (LOSS) PER SHARE

Income (loss) as reported	$33,576	$(1,563)
Interest expense on 7.5% convertible senior notes	3,133	—
Interest expense on 7.25% senior exchangeable notes	1,735	—

Income (loss) for purposes of computing diluted net income (loss) per share	$38,444	$(1,563)

SHARE COMPUTATION

Weighted average common shares outstanding	36,152	35,851
Assumed exercise of stock options and warrants	8,766	—
Assumed conversion of 7.5% convertible senior notes	9,358	—
Assumed conversion of 7.25% senior exchangeable notes	8,096	—

Weighted average common shares outstanding, as adjusted	62,372	35,851

Diluted income (loss) per share	$0.62	$(0.04)

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
March 31, 2005

     For the three months ended March 31, 2005, 7,245,251 incremental shares from the assumed exercise of stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the Company’s Class B common stock for the period.

     For the three months ended March 31, 2004, 2,711,887 incremental shares from the assumed exercise of stock options and 14,400,403 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 8,694,000 and 8,095,842 incremental shares from assumed conversion of the 7.5% convertible senior notes due 2009 and the 7.25% senior exchangeable notes due 2023, respectively, are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

6. SEGMENT DISCLOSURES

     Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed consolidated balance sheets and statements of operations.

7. CHANGE IN METHOD OF REPORTING FOR AMERICA WEST EXPRESS RESULTS

     The Company has a regional airline alliance agreement (the “Agreement”) with Mesa that commenced in February 2001. Pursuant to the Agreement, Mesa, using aircraft owned and operated by Mesa under the name Express, provides feeder service to destinations in the western United States, Canada and northern Mexico. As of March 31, 2005, the Express fleet included 49 aircraft comprised of 27 86-seat CRJ 900s, 16 50-seat CRJ 200s and six 37-seat Dash 8 turbo prop aircraft.

     Under the Agreement, Mesa is required to fly the routes and flights designated by AWA using Mesa’s aircraft, flight crews and other related services. Mesa maintains and operates the aircraft, employs, trains, manages and compensates personnel necessary to provide the flight services and provides related passenger handling services for and on the flights. AWA is responsible for establishing the routes, scheduling Express flights, pricing of the tickets, marketing and selling the tickets, collecting all sales amounts, paying all costs of sales and marketing and taking inventory risk on the inventory of seats for sale on Mesa. The ground handling of aircraft is performed by either AWA or Mesa, depending upon the airport.

     AWA collects the revenue and income generated from the services provided by Mesa pursuant to the Agreement. In return, AWA: (i) reimburses Mesa for actual non-controllable costs incurred by Mesa such as fuel, insurance, taxes, fees and security; (ii) pays Mesa for actual controllable non-maintenance costs, subject to a cap, such as aircraft lease expense and crew expense; (iii) pays Mesa for controllable maintenance costs at fixed rates (subject to reimbursement of excess costs if actual costs during term are less than fixed amount paid by AWA); (iv) reimburses Mesa costs and expenses incurred at stations maintained and operated by Mesa; and (v) shares with Mesa a percentage of the revenue allocated to the flight segments flown by Mesa on a pro rata basis.

     The agreement is anticipated to expire in June 2012.

     As discussed in Note 1, “Basis of Presentation,” the Company is reporting the passenger revenues and operating expenses associated with the Agreement on a gross basis. Previously, these revenues and expenses were reported net in “Operating Revenues – Other” in our Condensed Consolidated Statements of Operations. The following table presents the effect of this reclassification for the three months ended March 31, 2004:

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
March 31, 2005

	As Reported	Adjustments		As Reclassified
Operating revenues:
Passenger	$537,333	$—		$537,333
Express	—	72,651	(1)	72,651
Cargo and other	39,211	132		39,343

Total operating revenues	$576,544	$72,783		$649,327

Operating expenses:
Operating expenses	$561,455	$(519)		$560,936
Express expenses	—	73,302	(2)	73,302

Total operating expenses	$561,455	$72,783		$634,238

1.	Reclassification of Express passenger revenues from “Operating Revenues – Other.”

2.	Reclassification of $72.8 million and $0.5 million of Express operating expenses from “Operating Revenues – Other” and “Operating Expenses – Other,” respectively.

     The operating margin that results from using the gross basis of presentation for Express revenues and expenses does not include any beyond contribution passenger revenue generated by feed into AWA’s mainline operations from Express flights. Overall, the Mesa alliance agreement adds to the total profitability of AWA.

ITEM 1B. CONDENSED FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.

     The unaudited condensed consolidated balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of March 31, 2005 and December 31, 2004, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004, together with the related notes, are set forth on the following pages.

AMERICA WEST AIRLINES, INC.
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	March 31,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$108,372	$128,497
Short-term investments	104,513	126,651
Restricted cash	—	41,264
Accounts receivable, net	156,037	108,837
Expendable spare parts and supplies, net	55,643	57,563
Prepaid expenses	208,775	141,571

Total current assets	633,340	604,383

Property and equipment:
Flight equipment	914,853	926,930
Other property and equipment	295,788	289,279
Equipment purchase deposits	70,450	63,450

	1,281,091	1,279,659
Less accumulated depreciation and amortization	606,409	624,193

Net property and equipment	674,682	655,466

Other assets:
Investments in debt securities	20,000	30,000
Restricted cash	91,548	72,091
Advances to parent company, net	259,362	258,777
Other assets, net	137,613	90,270

Total other assets	508,523	451,138

	$1,816,545	$1,710,987

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	March 31,	December 31,
	2005	2004
Liabilities and Stockholder’s Equity

Current liabilities:
Current maturities of long-term debt	$114,674	$151,183
Current obligations under capital leases	3,291	3,475
Accounts payable	183,943	173,196
Air traffic liability	276,108	194,718
Accrued compensation and vacation benefits	51,207	42,699
Accrued taxes	36,608	20,651
Other accrued liabilities	87,006	65,958

Total current liabilities	752,837	651,880

Long-term debt, less current maturities	588,589	635,129

Capital leases, less current maturities	5,124	5,061

Deferred credits and other liabilities	148,864	132,103

Stockholder’s equity:
Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—
Additional paid-in capital	555,114	555,114
Accumulated deficit	(233,983)	(268,300)

Total stockholder’s equity	321,131	286,814

	$1,816,545	$1,710,987

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating revenues:
Passenger	$575,413	$537,333
Express	103,356	72,651
Cargo	8,644	6,903
Other	35,229	32,270

Total operating revenues	722,642	649,157

Operating expenses:
Salaries and related costs	174,853	165,929
Aircraft rents	76,837	75,185
Other rents and landing fees	41,539	41,241
Aircraft fuel	151,863	114,212
Realized and unrealized gains on fuel hedging instruments, net	(60,483)	(404)
Agency commissions	5,554	6,750
Aircraft maintenance materials and repairs	47,988	50,054
Depreciation and amortization	11,860	13,791
Special charges (credits), net	811	(600)
Express expenses	110,826	73,302
Other	110,049	93,812

Total operating expenses	671,697	633,272

Operating income	50,945	15,885

Nonoperating income (expenses):
Interest income	3,464	3,201
Interest expense, net	(20,670)	(21,462)
Other, net	578	1,582

Total nonoperating expenses, net	(16,628)	(16,679)

Income (loss) before income taxes	34,317	(794)

Income taxes	—	—

Net income (loss)	$34,317	$(794)

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by (used in) operating activities	$113,806	$(1,079)

Cash flows from investing activities:
Purchases of property and equipment	(56,613)	(36,979)
Purchases of short-term investments	(99,650)	(164,565)
Sales of short-term investments	131,644	172,710
Purchases of investments in debt securities	—	(15,000)
Sales of investments in debt securities	—	15,000
Decrease (increase) in restricted cash	(19,457)	1,081
Proceeds from disposition of assets	584	1,397

Net cash used in investing activities	(43,492)	(26,356)

Cash flows from financing activities:
Repayment of debt	(86,189)	(47,370)
Other	(4,250)	(7)

Net cash used in financing activities	(90,439)	(47,377)

Net decrease in cash and cash equivalents	(20,125)	(74,812)

Cash and cash equivalents at beginning of period	128,497	134,150

Cash and cash equivalents at end of period	$108,372	$59,338

Cash paid for:
Interest, net of amounts capitalized	$4,727	$7,700

Income taxes paid (refunded)	$(17)	$325

Non-cash investing and financing activities:
Reclassification of investments in debt securities to short-term investments	$10,000	$5,344

Notes payable issued under the aircraft purchase agreement	$5,250	$3,500

Notes payable cancelled under the aircraft purchase agreement	$(3,500)	$—

Payment in kind notes issued, net of returns	$—	$379

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2005

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by AWA, a wholly owned subsidiary of Holdings, pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in AWA’s Annual Report on Form 10-K for the year ended December 31, 2004.

     AWA has a regional airline alliance agreement with Mesa Airlines (“Mesa”). Mesa, operating as America West Express (“Express”), provides regional feeder service for AWA. Express operations have grown substantially and, as of March 31, 2005, comprise approximately 12% of AWA’s total capacity as measured by available seat miles (“ASMs”). To improve the visibility of Express operating results, effective with the first quarter of 2005, AWA has changed its method of reporting for this agreement to the gross basis of presentation. Previously, AWA used the net basis of presentation.

     Using the gross basis of presentation, the passenger revenues and operating expenses associated with the Express agreement are reported gross (i.e.; as “Operating Revenues – Express” and “Operating Expenses – Express Expenses”) in the Condensed Consolidated Statement of Operations. Under the net basis of presentation, Express passenger revenues and the associated operating expenses were netted and classified in “Operating Revenues – Other.” Prior period amounts have been reclassified to be consistent with the first quarter 2005 presentation. These reclassifications did not impact our operating income or net income (loss) for each period presented. See Note 7, “Change in Method of Reporting for America West Express Results” for additional information about this agreement and the reclassifications related to the change in presentation.

     Certain other prior year amounts have been reclassified to conform with current year presentation.

2. ADVANCES TO PARENT COMPANY AND AFFILIATE

     As of March 31, 2005, AWA had net advances to Holdings of $259.4 million, which were classified in “Other Assets” on AWA’s condensed consolidated balance sheet due to certain restrictions related to the timing of repayment under the government guaranteed loan, of which $300.3 million remains outstanding.

3. STOCK OPTIONS

     Certain of AWA’s employees are eligible to participate in the stock option plans of Holdings. Holdings accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Holdings issues its stock options at a price equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in Holdings’ condensed consolidated financial statements. Had Holdings determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” and allocated the compensation expense to AWA for its employees participating in the stock option plans, AWA’s net income (loss) would have been decreased to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net income (loss), as reported	$34,317	$(794)

Stock-based compensation expense	(1,270)	(1,270)

Pro forma net income (loss)	$33,047	$(2,064)

AMERICA WEST AIRLINES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2005

4. FLIGHT EQUIPMENT

     In January 2005, AWA entered into an operating lease for one new Airbus A320 aircraft with a lease term of 5 years.

     In March 2005, AWA completed a sale-leaseback transaction on one Airbus A320 aircraft resulting in a loss of $3.7 million. This amount was recorded in “Operating Expenses – Other.” The term of the leaseback is 12 years.

     During the first quarter of 2005, AWA returned one Boeing 737-200 aircraft with the aircraft lessor in accordance with the renegotiated lease term.

5. SPECIAL CHARGES

     In the first quarter of 2005, AWA recorded $0.8 million in special charges of which $0.7 million is accrued at March 31, 2005. This is related to continued costs associated with the retirement of the 737-200 fleet.

     The following table presents the payments and other settlements made during the three months ended March 31, 2005 related to the special charge accruals:

	Fleet	Contract Termination/
	Restructuring	Other Costs	Total
Balance at December 31, 2004	$643	$121	$764

Special charges	690	—	690
Payments	(305)	(111)	(416)
Revision of estimate	—	147	147

Balance at March 31, 2005	$1,028	$157	$1,185

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

6. SEGMENT DISCLOSURES

     AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed balance sheets and statements of operations.

7. CHANGE IN METHOD OF REPORTING FOR AMERICA WEST EXPRESS RESULTS

     The Company has a regional airline alliance agreement (the “Agreement”) with Mesa that commenced in February 2001. Pursuant to the Agreement, Mesa, using aircraft owned and operated by Mesa under the name Express, provides feeder service to destinations in the western United States, Canada and northern Mexico. As of March 31, 2005, the Express fleet included 49 aircraft comprised of 27 86-seat CRJ 900s, 16 50-seat CRJ 200s and six 37-seat Dash 8 turbo prop aircraft.

     Under the Agreement, Mesa is required to fly the routes and flights designated by AWA using Mesa’s aircraft, flight crews and other related services. Mesa maintains and operates the aircraft, employs, trains, manages and compensates personnel necessary to provide the flight services and provides related passenger handling services for and on the flights. AWA is responsible for establishing the routes, scheduling Express flights, pricing of the tickets, marketing and selling the tickets, collecting all sales amounts, paying all costs of sales and marketing and taking inventory risk on the inventory of seats for sale on Mesa. The ground handling of aircraft is performed by either AWA or Mesa, depending upon the airport.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2005

     AWA collects the revenue and income generated from the services provided by Mesa pursuant to the Agreement. In return, AWA: (i) reimburses Mesa for actual non-controllable costs incurred by Mesa such as fuel, insurance, taxes, fees and security; (ii) pays Mesa for actual controllable non-maintenance costs, subject to a cap, such as aircraft lease expense and crew expense; (iii) pays Mesa for controllable maintenance costs at fixed rates (subject to reimbursement of excess costs if actual costs during term are less than fixed amount paid by AWA); (iv) reimburses Mesa costs and expenses incurred at stations maintained and operated by Mesa; and (v) shares with Mesa a percentage of the revenue allocated to the flight segments flown by Mesa on a pro rata basis.

     The Agreement is anticipated to expire in June 2012.

     As discussed in Note 1, “Basis of Presentation,” AWA is reporting the passenger revenues and operating expenses associated with the Agreement on a gross basis. Previously, these revenues and expenses were reported net in “Operating Revenues – Other” in our Condensed Consolidated Statements of Operations. The following table presents the effect of this reclassification for the three months ended March 31, 2004:

	As Reported	Adjustments		As Reclassified
Operating revenues:
Passenger	$537,333	$—		$537,333
Express	—	72,651	(1)	72,651
Cargo and other	39,041	132		39,173

Total operating revenues	$576,374	$72,783		$649,157

Operating expenses:
Operating expenses	$560,489	$(519)		$559,970
Express expenses	—	73,302	(2)	73,302

Total operating expenses	$560,489	$72,783		$633,272

1.	Reclassification of Express passenger revenues from “Operating Revenues – Other.”

2.	Reclassification of $72.8 million and $0.5 million of Express operating expenses from “Operating Revenues – Other” and “Operating Expenses – Other,” respectively.

     The operating margin that results from using the gross basis of presentation for Express revenues and expenses does not include any beyond contribution passenger revenue generated by feed into AWA’s mainline operations from Express flights. Overall, the Mesa alliance agreement adds to the total profitability of AWA.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Holdings is the parent company of AWA. AWA is the eighth largest passenger airline and the second largest low cost carrier in the United States operating through its hubs located in Phoenix, Arizona and Las Vegas, Nevada. As of March 31, 2005, AWA served 63 destinations in North America, including eight destinations in Mexico, three in Canada and one in Costa Rica. Through its America West Vacations (“AWV”) division, AWA also arranges and sells vacation packages primarily to Las Vegas, Nevada that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA.

Overview

     During the first quarter of 2005, our improved revenue performance substantially offset the impact of record high jet fuel prices as follows:

•	Passenger revenues were $575.4 million for the quarter, an increase of $38.1 million from the first quarter of 2004. Passenger revenue per available seat mile (“RASM”) was 7.88 cents for the first quarter of 2005, an increase of 7.8% versus the 2004 first quarter, driven by a 5.5 point increase in load factor with no deterioration in yield. The Company’s strong unit revenue improvement was due to more aggressive yield management in the 2005 first quarter and more balanced capacity in the markets served by AWA. Reductions in late 2004 of the Company’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.

•	The airline industry and AWA incurred and continue to face an increase in costs resulting from record high jet fuel prices. The average price per gallon of fuel increased 34.6% from 105.3 cents in the first quarter of 2004 to 141.7 cents per gallon in the first quarter of 2005. As a result, aircraft fuel expense for the quarter was $151.9 million, an increase of $37.7 million, or 33.0% from the first quarter of 2004.

     Holdings realized a pretax and net profit of $33.6 million, or $0.62 per diluted share, for the first quarter of 2005. During the first quarter we benefited from a $60.5 million gain associated with the Company’s fuel hedging transactions. Of this amount, $11.6 million was net realized gains on settled hedge transactions. The remaining $48.9 million was unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. The Company is required to use mark-to-market accounting as its fuel hedging instruments do not meet the requirements for hedge accounting as established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $48.9 million discussed above, would be deferred in other comprehensive income, a subset of stockholders’ equity until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.

     As of March 31, 2005, Holdings unrestricted and restricted cash, cash equivalents, short-term investments, and investments in debt securities totaled $345.3 million, of which $253.7 million was unrestricted. Although there can be no assurances, we believe that cash flows from operating activities, combined with these cash balances and our financing commitments, will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2005.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

Airline Operations Update

     AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for aircraft operated by AWA (“mainline”) for the first quarter of 2005 and 2004:

							Percent Change
	2005			2004			2005 – 2004
	Jan	Feb	Mar	Jan	Feb	Mar	Jan	Feb	Mar
On-time performance (a)	71.9	76.3	81.8	76.3	71.7	74.8	(5.9)	6.4	9.3
Completion factor (b)	97.2	98.5	99.0	98.1	98.2	98.6	(0.9)	0.3	0.4
Mishandled baggage (c)	5.89	4.51	3.83	3.96	3.58	3.50	48.7	26.0	9.4
Customer complaints (d)	2.15	1.85	1.24	1.23	0.97	1.17	74.8	90.7	6.3

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

     All measures showed marked improvement throughout the quarter and the key reliability measures, on-time performance and completion factor, were much improved versus 2004.

Summary of Holdings’ Financial Results

     Holdings recorded consolidated net income of $33.6 million in the first quarter of 2005, or $0.62 per diluted share. This compares to a consolidated net loss of $1.6 million, or $0.04 per diluted share, in the first quarter of 2004. The 2005 results include $60.5 million net gains associated with the Company’s fuel hedging transactions. Of this amount, $48.9 million resulted from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments and $11.6 million was net realized gains on settled hedge transactions. The 2005 quarter also includes $0.8 million of special charges related to the write-down of deferred aircraft rent payments associated with the return of one Boeing 737-200 aircraft and a $3.7 million loss on the sale and leaseback of one new Airbus A320 aircraft acquired during the period.

     The 2004 results include $0.4 million net gains associated with the Company’s fuel hedging transactions. Of this amount $2.9 million was net realized gains on settled hedge transactions, which was offset in part by $2.5 million of losses resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. The 2004 quarter also included a $2.5 million credit to other operating revenues related to the reduction of certain obligations based upon a settlement with Mesa Airlines, a $2.0 million reduction in operating expenses resulting from the settlement of a lawsuit related to certain computer hardware and software that previously had been written off, a $1.7 million reduction in bad debt expense due to a recovery of a previously reserved debt and a $0.6 million reduction in special charges due to a revision of the estimated costs related to certain aircraft sale-leaseback transactions.

     The Company did not record income tax expense in the first quarter as it currently expects to realize a loss for the full year 2005. The Company did not record an income tax benefit in the first quarter of 2004 as it continued to record a full valuation allowance on any future tax benefits until it achieves several quarters of profitable results coupled with an expectation of continued profitability.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

RESULTS OF OPERATIONS

     The following discussion provides an analysis of AWA’s results of operations for the first quarter of 2005 and material changes compared to the first quarter of 2004.

     The table below sets forth selected mainline operating data for AWA.

	Three Months Ended
	March 31,		Percent Change
	2005	2004	2005-2004
Revenue passenger miles (in millions) (a)	5,671	5,306	6.9
Available seat miles (in millions) (b)	7,301	7,352	(0.7)
Passenger load factor (percent) (c)	77.7	72.2	5.5 pts
Yield per revenue passenger mile (cents) (d)	10.15	10.13	0.2
Passenger revenue per available seat mile (cents) (e)	7.88	7.31	7.8
Total revenue per available seat mile (cents) (f)	8.48	7.84	8.2
Passenger enplanements (in thousands) (g)	5,172	4,897	5.6
Aircraft (end of period)	138	138	—
Average daily aircraft utilization (hours) (h)	11.0	10.8	1.9
Block hours (i)	136,497	136,678	(0.1)
Average stage length (miles) (j)	1,022	1,037	(1.4)
Average passenger journey (miles) (k)	1,624	1,594	1.9
Fuel consumption (gallons in millions)	107.2	108.5	(1.2)
Average fuel price (cents per gallon)	141.7	105.3	34.6
Average number of full-time equivalent employees	12,154	11,827	2.8

(a)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. It is one passenger flown one mile.

(b)	Available seat mile (“ASM”) – A basic measure of production. It is one seat flown one mile.

(c)	Load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“RASM”) – Total passenger revenues divided by total available seat miles.

(f)	Total revenue per available seat mile – Total operating revenues divided by total available seat miles.

(g)	Passenger enplanements – The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Average daily aircraft utilization – The average number of block hours per day for all aircraft in service.

(i)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(j)	Average stage length – The average of the distances flown on each segment of every route.

(k)	Average passenger journey – The average one-way trip measured in miles for one passenger origination.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

Three Months Ended March 31, 2005 and 2004

     For the first quarter of 2005, AWA realized operating income of $50.9 million as compared to $15.9 million in last year’s quarter. Operating income in the 2005 period includes a $60.5 million net gain associated with the Company’s fuel hedging transactions. Of this amount $48.9 million resulted from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments and $11.6 million was net realized gains on settled hedge transactions. The 2004 period includes a $0.4 million net gain associated with the Company’s fuel hedging transactions. Of this amount $2.9 million was net realized gains on settled hedge transactions, which was offset in part by $2.5 million of losses resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. Income before income taxes for the first quarter of 2005 was $34.3 million as compared to a loss before income taxes of $0.8 million for the comparable 2004 period.

     Total operating revenues for the first quarter of 2005 were $722.6 million. Passenger revenues were $575.4 million for the first quarter of 2005, an increase of $38.1 million from the comparable 2004 quarter. RPMs increased 6.9% as ASMs decreased 0.7%, resulting in a 5.5 point increase in load factor to 77.7%. This increase in load factor was achieved with no deterioration in yield, which was relatively flat period-over-period. As a result, RASM increased 7.8% to 7.88 cents in the first quarter 2005 from 7.31 cents in the 2004 quarter. The Company’s strong unit revenue improvement was driven by more aggressive yield management in the 2005 first quarter and more balanced capacity in the markets served by AWA. Reductions in late 2004 of the Company’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.

     Express revenues were $103.4 million for the first quarter of 2005, an increase of $30.7 million from the comparable 2004 quarter due to increased flying by Mesa Airlines under its alliance agreement with AWA.

     Cargo revenues increased 25.2% in the first quarter of 2005 to $8.6 million due to increased mail volume. Other revenues increased 9.2% to $35.2 million in the first quarter of 2005 from $32.3 million in the first quarter of 2004 due principally to an increase in ticket change and service fees.

     The table below sets forth the mainline and Express operating expenses for AWA.

	Three Months Ended
	March 31,
	2005	2004
Operating expenses:
Salaries and related costs	$174,853	$165,929
Aircraft rents	76,837	75,185
Other rents and landing fees	41,539	41,241
Aircraft fuel	151,863	114,212
Realized and unrealized gains on fuel hedging instruments, net	(60,483)	(404)
Agency commissions	5,554	6,750
Aircraft maintenance materials and repairs	47,988	50,054
Depreciation and amortization	11,860	13,791
Special charges (credits), net	811	(600)
Other	110,049	93,812

Total mainline operating expenses	560,871	559,970
Express expenses	110,826	73,302

Total operating expenses	$671,697	$633,272

     Total operating expenses in the first quarter of 2005 were $671.7 million, an increase of $38.4 million or 6.1%, compared to the 2004 quarter. Mainline operating expenses were $560.9 million in the first quarter of 2005, an increase of $0.9 million from the first quarter of 2004, while ASMs decreased 0.7%. Mainline CASM increased 0.9% to 7.68 cents in the first quarter of 2005 from 7.61 cents for the comparable 2004 period. The increase in CASM was driven by the decline in capacity which was not met with a commensurate reduction in costs and a 34.6% increase in the average fuel price per gallon offset by a $60.5 million gain associated with the fuel hedging transaction discussed above.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

     The table below sets forth the major components of mainline CASM for AWA.

	Three Months Ended		Percent
	March 31,		Change
	2005	2004	2005-2004
(in cents)
Salaries and related costs	2.39	2.27	6.1
Aircraft rents	1.05	1.02	2.9
Other rents and landing fees	0.57	0.56	1.4
Aircraft fuel	2.08	1.55	33.9
Realized and unrealized gains on fuel hedging instruments, net	(0.83)	(0.01)	—
Agency commissions	0.08	0.09	(17.1)
Aircraft maintenance materials and repairs	0.66	0.68	(3.5)
Depreciation and amortization	0.16	0.19	(13.4)
Special charges	0.01	(0.01)	—
Other	1.51	1.27	18.1

	7.68	7.61	0.9

     Significant changes in the components of mainline CASM are explained as follows:

•	Salaries and related costs per ASM increased 6.1% primarily due to an increase in benefit related expenses ($7.8 million) including defined contribution plan payments which our pilots became eligible for on January 1, 2005 ($3.2 million), self-funded disability requirements ($2.1 million) and workers compensation claim coverage ($1.1 million).

•	Aircraft rent expense per ASM increased 2.9% due to mix as previously owned and leased Boeing 737-200 aircraft were retired or returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Aircraft fuel expense per ASM increased 33.9% primarily due to a 34.6% increase in the average price per gallon of fuel to 141.7 cents in the first quarter of 2005 from 105.3 cents in the comparable 2004 quarter.

•	Agency commissions expense per ASM decreased 17.1% due to the continued shift in bookings to lower cost distribution channels and continued reductions in travel agency incentive programs.

•	Aircraft maintenance materials and repairs expense per ASM decreased 3.5% primarily due to decreases in aircraft C-Check ($1.3 million), airframe maintenance ($1.2 million), and other maintenance related expenses ($1.2 million), which was offset in part by an increase in capitalized maintenance amortization ($1.6 million). The decrease in other maintenance related expenses resulted from a reduction in the rates charged for the repair of certain rotable equipment under a power-by-the-hour agreement.

•	Depreciation and amortization expense per ASM decreased 13.4% primarily due to lower amortization expense related to computer hardware and software ($1.1 million) as a result of AWA’s cash conservation program, which reduced capital expenditures. Aircraft depreciation expense was lower by $0.8 million in the 2005 first quarter due primarily to the retirement of the Company’s Boeing 737-200 fleet during 2004.

•	Other operating expenses per ASM increased 18.1% due primarily to a $3.7 million loss related to an aircraft sale-leaseback transaction in the first quarter of 2005 and increases in property taxes ($2.1 million), airport guard services ($2.0 million), credit card fees ($1.0 million), crew per diem ($1.3 million) and ground handling services ($1.6 million). The first quarter of 2004 included a $2.0 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off and a $1.7 million reduction in bad debt expense due to a recovery of a previously reserved debt.

     Express expenses increased 51.2% in the first quarter of 2005 to $110.8 million due to higher fuel and aircraft operating expenses.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

     AWA had net nonoperating expenses of $16.6 million in the first quarter of 2005 compared to $16.7 million in the first quarter of 2004 as interest income and interest expense remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     At of March 31, 2005, Holdings and AWA’s total cash, cash equivalents, short-term investments, investments in debt securities and restricted cash were $345.3 million and $324.4 million, respectively. Net cash provided by operating activities for Holdings and AWA was $113.9 million and $113.8 million, respectively, for the first three months of 2005. This compares to net cash used by operating activities for Holdings and AWA of $1.4 million and $1.1 million, respectively, for the first three months of 2004. The year-over-year increase in net cash provided by operating activities of $115.4 million and $114.9 million for Holdings and AWA, respectively, was primarily due to the net earnings in the 2005 period and the period-over-period change in air traffic liability which grew by 41.8% in the 2005 period as compared to 25.4% in the 2004 period.

     In the first three months of 2005, net cash used in investing activities was $43.5 million for Holdings and AWA. This compares to net cash used in investing activities of $26.4 million for Holdings and AWA in the first three months of 2004. Principal investing activities during the first three months of 2005 included purchases of property and equipment totaling $56.6 million, offset in part by net sales of short-term investments totaling $32.0 million. Restricted cash increased by $19.5 million during the 2005 period due to an increase in reserves required under an agreement for processing the Company’s Visa and MasterCard credit card transactions. The first quarter of 2004 included purchases of property and equipment totaling $37.0 million, offset in part by net sales of short-term investments totaling $8.1 million.

     In the first quarter of 2005, net cash used in financing activities by Holdings and AWA was $90.3 million and $90.4 million, respectively. Principal financing activities in 2005 included a $42.9 million payment for the government guaranteed loan and redemption of $39.5 million of the Company’s remaining outstanding 10.75% Senior Secured Notes which was included in current restricted cash at December 31, 2004. This compares to $47.4 million of debt repayments during the comparable 2004 period, including the first principal payment of $42.9 million for the government guaranteed loan.

     Capital expenditures for the first quarter of 2005 were approximately $56.6 million for both Holdings and AWA as compared to capital expenditures of approximately $37.0 million for both Holdings and AWA for the first quarter of 2004. Included in these amounts are capital expenditures for capitalized maintenance of approximately $45.8 million and $29.8 million for both Holdings and AWA for the first quarter of 2005 and 2004, respectively.

Off-Balance Sheet Arrangements

The Pass Through Trusts

     Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”) covering the financing of 54 aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts also are structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to AWA.

     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings. In the first quarter of 2005, AWA made $77.2 million in lease payments in respect of the leveraged lease financings under the pass through trusts.

Other Operating Leases

     In addition to the aircraft financed by the pass through trust certificates, AWA has noncancelable operating leases covering 82 aircraft, of which three aircraft will be delivered in 2005, as well as leases for certain terminal space, ground facilities and computer and other equipment. In the first quarter of 2005, AWA made $60.0 million in lease payments related to these operating leases.

Special Facility Revenue Bonds

     In June 1999, Series 1999 special facility revenue bonds (“new bonds”) were issued by a municipality to fund the retirement of the Series 1994A bonds (“old bonds”) and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company accounts for this as an operating lease.

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At March 31, 2005, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $43.6 million.

Commitments

     As of March 31, 2005, we had $703.3 million of long-term debt (including current maturities). This amount consisted primarily of the $300.3 million government guaranteed loan, a secured term loan financing with General Electric Capital Corporation (“GECC”), of which $110.6 million remains outstanding, $36.0 million principal amount of senior secured discount notes, $112.3 million principal amount of 7.5% convertible senior notes (including interest through December 31, 2004 as a deemed loan added to the principal thereof) and $252.7 million issue price of 7.25% senior exchangeable notes, of which $86.8 million was received at issuance.

Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million guarantee provided by the Air Transportation Stabilization Board (“ATSB”). Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the original principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, Holdings has fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and has pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42.9 million on each March 31 and September 30, which began on March 31, 2004 and end on September 30, 2008. The Company has made the first three of these payments as scheduled. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points. We also pay guarantees fees of approximately 8% of the outstanding guaranteed principal balance in 2005 through 2008 to the U.S. Treasury Department and other loan participants.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

     Subject to certain exceptions, we are required to prepay the government guaranteed loan with:

•	the net proceeds of all issuances of debt or equity by either Holdings or AWA after January 2002;

•	proceeds from asset sales in excess of $20 million in any fiscal year; and

•	insurance proceeds in excess of $2 million to the extent such proceeds are not used to restore or replace the assets from which such proceeds are derived.

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

     The government guaranteed loan requires that AWA maintain a minimum cash balance of $100 million. In addition, the government loan contains customary affirmative covenants and the following negative covenants: restrictions on liens, investments, restricted payments, fundamental changes, asset sales and acquisitions, the creation of new subsidiaries, sale and leasebacks, transactions with affiliates, the conduct of business, mergers or consolidations, issuances and dispositions of capital stock of subsidiaries, and amendments to other indebtedness. The government guaranteed loan contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

GECC Term Loan Financing

     In September 2004, AWA entered into a term loan financing with GECC providing for loans in an aggregate amount of $110.6 million. The term loan financing consists of two secured term loan facilities: a $75.6 million term loan facility secured primarily by spare parts, rotables and appliances (the “Spare Parts Facility”); and a $35.0 million term loan facility secured primarily by aircraft engines and parts installed in such engines (the “Engine Facility”).

     The facilities are cross-collateralized on a subordinated basis and the collateral securing the facilities also secures on a subordinated basis certain of AWA’s other existing debt and lease obligations to GECC and its affiliates.

     The loans under the Spare Parts Facility are payable in full at maturity on September 10, 2010. The loans under the Engine Facility are payable in equal quarterly installments of $1.3 million beginning on March 10, 2006 through June 10, 2010 with the remaining loan amount of $11.8 million payable at maturity on September 10, 2010. The loans under each facility may be prepaid in an amount not less than $5 million at any time after the 30th monthly anniversary of the funding date under such facility. If AWA fails to maintain a certain ratio of rotables to loans under the Spare Parts Facility, it may be required to pledge additional rotables or cash as collateral, provide a letter of credit or prepay some or all of the loans under the Spare Parts Facility. In addition, the loans under the Engine Facility are subject to mandatory prepayment upon the occurrence of certain events of loss applicable to, or certain dispositions of, aircraft engines securing the facility.

     Principal amounts outstanding under the loans bear interest at a rate per annum based on three-month LIBOR plus a margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

Senior Secured Discount Notes Due 2009

     In December 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. Using its leasehold interests in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $30.8 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among the Company, FTCHP, Heritage Bank, SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

     AWA has fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36.0 million with principal payments of $1.5 million due on December 27, 2005 and 2006 and the remaining principal amount due on December 27, 2009. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $1.5 million on December 27, 2007 and 2008. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.

     The loan agreement contains customary covenants applicable to loans of this type, including obligations relating to the preservation of the collateral and restrictions on the activities of FTCHP. In addition, the loan agreement contains events of default, including payment defaults, cross-defaults to other debt of FTCHP, if any, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

     In connection with this financing, AWA sold all of its leasehold interests in the maintenance facility and flight training center to FTCHP and entered into subleases for the facilities with FTCHP at lease rates expected to approximate the interest payments due under the notes. In addition, AWA agreed to make future capital contributions to FTCHP in amounts sufficient to cover principal payments and other amounts owing pursuant to the notes and the loan agreement.

     The proceeds from this financing, together with $10.5 million from operating cash flow, were irrevocably deposited with the trustee for AWA’s 10 3/4% senior unsecured notes due 2005 and subsequently redeemed on January 26, 2005.

10 3/4% Senior Notes due 2005

     AWA had $39.5 million principal amount of 10 3/4% senior unsecured notes due 2005 outstanding at December 31, 2004. As discussed above, the senior notes were subsequently redeemed in January 2005.

7.5% Convertible Senior Notes due 2009

     In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $112.3 million remained outstanding at March 31, 2005 (including interest paid through December 31, 2004 as a deemed loan added to the principal thereof). These notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

     Holdings may redeem 7.5% convertible senior notes, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof), if redeemed during the twelve-month period commencing on January 18 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price
2005	103.75%
2006	102.50%
2007	101.25%
2008 and thereafter	100.00%

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

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

     Holders may exchange their notes for the shares of class B common stock of Holdings in any fiscal quarter commencing after September 30, 2003, if, as of the last day of the preceding fiscal quarter, the closing sale price of the class B common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the accreted exchange price per share of Class B common stock on the last day of such preceding fiscal quarter. If the foregoing condition is satisfied, then the notes will be exchangeable at any time at the option of the holder through maturity. The accreted exchange price per share as of any day will equal the issue price of a note plus accrued original issue discount to that day divided by 32.038, subject to any adjustments to the exchange rate through that day.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

Other Indebtedness and Obligations

     In addition to the above described indebtedness, we had $35.8 million of secured equipment notes and $47.6 million of other unsecured indebtedness, including $29.3 million of industrial revenue bonds.

     The following table sets forth our cash obligations as of March 31, 2005.

	2005	2006	2007	2008	2009	Beyond 2009	Total
	(in thousands)
Long-term debt:
Equipment notes – non-EETC (1)	$4,686	$8,305	$7,772	$15,082	$—	$—	$35,845
GECC term loan (2)	—	5,158	5,158	5,158	5,158	89,932	110,564
7.5% convertible senior notes due 2009(3)	—	—	—	—	112,299	—	112,299
7.25% senior exchangeable notes due 2023 (4)	—	—	—	—	—	252,695	252,695
Government guaranteed loan (5)	42,900	85,800	85,800	85,800	—	—	300,300
State loan (6)	250	250	250	—	—	—	750
Industrial development bonds (7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes (8)	12,250	5,250	—	—	—	—	17,500
Senior Secured Discount Notes (9)	1,530	1,529	1,529	1,530	29,870	—	35,988

	61,616	106,292	100,509	107,570	147,327	371,927	895,241

Cash aircraft rental payments (10)	217,666	323,908	305,809	255,340	229,736	1,703,734	3,036,193
Lease payments on equipment and facility operating leases (11)	16,191	19,213	17,099	16,782	15,214	53,087	137,586
Capital lease obligations	4,464	4,988	1,773	—	—	—	11,225
Special facility revenue bonds (12)	1,363	1,363	1,362	1,362	2,044	36,106	43,600
Aircraft purchase commitments (13)	223,480	464,792	47,719	—	—	—	735,991
Engine maintenance commitments (14)	9,000	6,000	3,000	1,000	—	—	19,000

Total	$533,780	$926,556	$477,271	$382,054	$394,321	$2,164,854	$4,878,836

(1)	Includes approximately $35.8 million of equipment notes with variable interest rates of 3.94% to 4.34%, averaging 4.00% at March 31, 2005, installments due 2005 through 2008.

(2)	The amount consists of the Spare Parts Facility and the Engine Facility with a variable interest rate of 6.92% at March 31, 2005. See “—GECC Term Loan Financing” above.

(3)	Includes $90.7 million principal amount of 7.5% convertible senior notes, due 2009, and $21.6 million of interest paid in kind of issuance through December 31, 2004. For financial reporting purposes, we initially recorded the convertible senior notes at their fair market value on the date of issuance. As of March 31, 2005, the accreted balance of the convertible senior notes in the accompanying consolidated balance sheet is approximately $69.5 million.

(4)	Includes $252.7 million principal amount of 7.25% senior exchangeable notes due July 2023 with cash interest payable through July 2008 at a rate of 2.49% on the principal amount at maturity. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252.7 million.

(5)	Government guaranteed loan includes $300.3 million with a variable interest rate of 2.96% at March 31, 2005 and ratable principal payments due 2005 through 2008. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2005 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $0.8 million due December 2007 with a variable interest rate of 7.55% at March 31, 2005.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $17.5 million due 2005 with a variable interest rate of 4.05% at March 31, 2005.

(9)	Includes $36.0 million of senior secured discount notes due 2009 with a variable interest rate of 6.44% at March 31, 2005.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

(10)	Includes non-cancelable operating leases for 136 aircraft with remaining terms ranging from three months to approximately 19 years. Management estimates the debt equivalent value of these operating leases approximates $1.9 billion using an interest rate of 10%.

(11)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(12)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(13)	Includes commitments to purchase a total of 19 Airbus aircraft and seven spare engines for delivery in 2005 through 2007.

(14)	Includes minimum commitments under AWA’s rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on CFM56-3B engines through April 2008. Minimum monthly commitment amounts: for the period through and including April 2006 — $1.0 million, for the period May 2006 through and including April 2008 — $250,000.

     We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. In addition, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold and we may be required to prepay portions of the term loan to the extent the value of the collateral securing the term loan decreases. In any of these cases, our liquidity may be adversely affected and we may not have sufficient cash to prepay the government loan and meet our other obligations. Moreover, the government guaranteed loan contains a $100 million minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

     Although there can be no assurances, management believes that cash flow from operating activities, coupled with existing cash balances and financing commitments, will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements at least through December 31, 2005.

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, or make other restricted payments. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to the Company and Industry Related Risks — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of March 31, 2005, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

     Our credit ratings, like most airlines, are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at B3 and Caa2, respectively, Standard & Poor’s assessment of AWA’s and Holdings’ corporate credit ratings at B- and AWA’s senior unsecured rating at CCC and Fitch Ratings’ assessment of AWA’s long-term and unsecured debt rating at CCC. In addition, Standard & Poor’s recently placed AWA’s aircraft debt on CreditWatch with negative implications as part of a broader review of aircraft-backed debt. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income and our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness. See “Risk Factors Relating to the Company and Industry Related Risks - Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.”

Other Information

Labor Relations

     A large majority of the employees of the major airlines in the United States are represented by labor unions. The majority of AWA employees have selected union representation and have negotiated or are in the process of negotiating collective bargaining agreements with AWA. Although there are few remaining employee groups who could engage in organization efforts, we cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on the Company’s or AWA’s operations or financial performance. For more discussion, see “Risk Factors Relating to the Company and Industry Related Risks — Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.”

Related Party Transactions

     Texas Pacific Group agreed to reimburse the Company approximately $2.5 million for expenses incurred by the Company on its behalf. As a result, the Company recorded this as a receivable as of December 31, 2004. Subsequent to December 31, 2004, the Company received $2.4 million in such reimbursement and an additional $0.1 million in 2005.

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

•	Passenger Revenue – Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of our historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets – Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of our owned aircraft, jet engines, flight equipment and rotable parts range from five to 25 years. The estimated useful lives of our technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of our ground property and equipment range from three to 12 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

•	Frequent Flyer Accounting – We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve – We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to AWA’s fleet plan could have a material impact on our reserve requirements.

•	Deferred Tax Asset Valuation Allowance – The Company initially recorded a full valuation allowance relating to its net deferred tax assets at December 31, 2001 and to tax benefits generated in 2002. In recording that valuation allowance, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company was in a cumulative loss position three out of four years between December 31, 2001 through December 31, 2004, which weighed heavily in the overall determination that a valuation allowance was needed. As of March 31, 2005, the Company had recorded a valuation allowance of $115.3 million against its net deferred tax assets. The Company expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

Recently Issued Accounting Pronouncements

     In November 2004, the FASB issued Revised Statement No. 123, “Accounting for Share-Based Payment” (“SFAS No. 123R”). This statement requires the Company to recognize the grant-date fair value of stock options in its Statement of Operations. In addition, the Company will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123. As issued, this revision was effective for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS No. 123R to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt this revised SFAS effective January 1, 2006. The Company is currently evaluating how it will adopt SFAS No. 123R and has not determined the method it will use to value granted stock options. The adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations.

Forward-Looking Information

     This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on our results are:

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

•	general economic conditions;

•	the impact of global instability caused by military actions, terrorism, disease outbreaks and natural disasters;

•	limitations on our flexibility in responding to industry conditions due to high fixed costs and restrictions imposed by our debt instruments;

•	changes in federal and state laws and regulations;

•	changes in prevailing interest rates and the availability of and terms of financing to fund our business;

•	the ability to attract and retain qualified personnel;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry;

•	the impact of changes in fuel prices; and

•	relations with unionized employees generally and the impact and outcome of labor negotiations.

     For additional discussion of these factors and other risks, see “Business – Risk Factors Relating to the Company and Industry Related Risks” discussed below. In light of these risks, uncertainties and assumptions, the forward-looking events described in this quarterly report on Form 10-Q might not occur. Any forward-looking statements speak only as of the date of this report.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

Risk Factors Relating to America West and Industry Related Risks

     We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

     We have sustained, and may continue to sustain significant operating losses.

     For the year ended December 31, 2004, we incurred an operating loss of $43.8 million. In addition, we incurred operating losses for the years ended December 31, 2001 and 2002 resulting primarily from the decrease in revenue and passenger demand and the increase in operating costs after the terrorist attacks of September 11, 2001. Recently, the operating losses resulted primarily from a substantial increase in the cost of jet fuel and excess domestic industry capacity resulting in lower revenue per available seat mile. We expect the threat of further terrorist attacks and continued instability in oil producing regions to continue to negatively impact our revenues and costs in the near-term. We may not be able to effectively counteract increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, decreases in demand for air travel or further increases in jet fuel costs. The inability to sustain profitability may impair our ability to satisfy our obligations as they become due, obtain future equity or debt financing, respond to competitive developments and otherwise sustain or expand our business.

     Global instability, caused by events such as terrorism, has had and may in the future have a material impact on the airline industry and, as a result, our financial condition, operations and prospects.

     Over the past several years, global instability, caused by military action, terrorism, disease outbreaks and natural disasters, has had a profound impact on the airline industry. The terrorist attacks of September 11, 2001 resulted in a severe strain on our and the other airlines’ liquidity as the government temporarily suspended all flights, passenger demand dropped precipitously and financial institutions tried to reduce their exposure by restricting the industry’s access to capital. In addition, the terrorist attacks led to a decrease in the value of aircraft and aircraft-related equipment and facilities and cost increases for enhanced security measures, aviation insurance, airport rents and landing fees. Subsequent to the terrorist attacks, other events, such as military action in Iraq and Afghanistan, general political and economic instability in oil producing regions, and the Severe Acute Respiratory Syndrome (“SARS”) outbreak in Asia, continued to adversely impact passenger demand and operating costs, especially jet fuel costs. These kinds of events (including natural disasters such as the recent tsunamis in the Indian Ocean) are likely to continue to impact the airline industry. Depending on the severity and geographical impact of such events, they may have a substantial adverse impact on our passenger demand, our costs, the value of our assets and our access to, and cost of capital. We cannot predict whether we will have sufficient liquidity or access to capital to withstand the adverse impact of a prolonged decrease in passenger demand or a substantial increase in costs caused by such global events.

     Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

     The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airline carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, AWA and other airlines have been unable to obtain third party war risk (terrorism)  insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the FAA. If the Federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could harm our earnings.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

     Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

     We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases of airport and other facilities and other cash obligations. As of March 31, 2005, we had approximately $703.3 million of outstanding debt, of which $182.4 million was secured. In addition, we had $11.2 million of payments to satisfy capital lease obligations and $3.2 billion of operating lease obligations through lease expiration dates incurred primarily in connection with off-balance sheet aircraft financings. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off Balance Sheet Arrangements.” We also have guaranteed costs associated with our regional alliance with Mesa and commitments to purchase aircraft from Airbus. As a result of the substantial fixed costs associated with these obligations:

•	A decrease in revenues results in a disproportionately greater percentage decrease in earnings.

•	We may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase.

•	We may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures.

•	We may not have sufficient liquidity to respond to competitive developments and adverse economic conditions.

     Our obligations also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of the government guaranteed loan restrict our ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to repay the loan, require prepayment if our employee compensation costs exceed a certain threshold, require us to maintain a minimum cash balance of $100 million, and restrict our ability to take certain other actions, including mergers and acquisitions, investments and asset sales.

     Our ability to pay the fixed costs associated with our contractual obligations depends on our operating performance and cash flow, which in turn depend on general economic and political conditions. A failure to pay our fixed costs or breach of the contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by the credit card servicers and the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.

     Fluctuations in jet fuel costs could adversely affect our operating expenses and results.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply interruptions, regional production patterns and environmental concerns. Since jet fuel is the principal raw material consumed by our business, accounting for 23% of our total operating expenses in the first quarter of 2005 and 18% of our total operating expenses in 2004, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, based on our current level of fuel consumption which includes our Mesa alliance, we estimate that a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $5.7 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using fuel hedging instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast of the United States. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected jet fuel volumes for 2005. Hedging transactions are in place with respect to approximately 47% and 4% of remaining projected 2005 and 2006 jet fuel requirements, respectively.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

Furthermore, our ability to effectively hedge jet fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast of the United States compared to our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable fuel hedging instruments than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program also may be negatively impacted by continued instability in oil producing regions such as the Middle East, Nigeria, Russia and Venezuela.

     Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.

     Our credit ratings are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at B3 and Caa2, respectively, Standard & Poor’s assessment of AWA’s and Holdings’ corporate credit ratings at B- and AWA’s senior unsecured rating at CCC, and Fitch Ratings’ assessment of AWA’s long-term and senior unsecured debt rating at CCC. In addition, Standard & Poor’s recently placed AWA’s aircraft debt on CreditWatch with negative implications as part of a broader review of aircraft-backed debt. Low credit ratings could cause our future borrowing costs to increase, which would increase our interest expense and could affect our earnings and our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

     Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. Negotiations with the IBT for a second collective bargaining agreement covering the Airline’s mechanics and related employees commenced on October 9, 2003 and are ongoing. Negotiations with the AFA on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and are ongoing. Negotiations with the IBT for an initial contract covering the Airline’s passenger service employees commenced on April 5, 2005 and are ongoing. Negotiations with the TWU for a second contract covering AWA’s fleet service employees are scheduled to commence on June 15, 2005.

     We cannot predict the outcome of the negotiations with the IBT or AFA or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because we are required to repay a portion of the government guaranteed loan if our labor costs exceed a certain threshold. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through, “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

     Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

     A substantial portion of our indebtedness bears interest at fluctuating interest rates based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR. To the extent LIBOR increases, our interest expense will increase, in which event, we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

     Our operating costs could increase as a result of past, current or new regulations that impose additional requirements and restrictions on airline operations.

     The airline industry is heavily regulated. Both federal and state governments from time to time propose new laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the ATSA, or otherwise by Congress, the Department of Homeland Security or the FAA as a result of concern over continuing terrorist threats are expected to continue to increase costs for us and the airline industry as a whole. Furthermore, certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. For example, the FAA from time to time may require us to retrofit our aircraft to meet enhanced safety standards. Depending on the implementation of these laws, regulations and other measures, our operating costs could increase significantly. We cannot predict which laws, regulations and other measures will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

     Interruptions or disruptions in service at one our hub airports could have a material adverse impact on our operations.

     We operate primarily through our hubs in Phoenix and Las Vegas. A majority of our flights either originate or fly into one of these hubs. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

     The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

     The airline industry and most of the markets we serve are highly competitive. We compete with other airlines on the basis of pricing, scheduling (frequency and flight times), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products and other services. We compete with other low cost carriers primarily on the basis of pricing. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Most airlines will quickly match price reductions in a particular market and certain airlines have in the past engaged in retaliatory activities, including steep pricing discounts in certain markets and termination of alliance agreements, in response to changes in our pricing structure. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to maintain low operating costs. Our principal competitor, Southwest Airlines, and certain other low cost carriers have lower operating cost structures than we do. We also compete against the legacy carriers, many of which offer more extensive routes, frequencies and customer loyalty, marketing and advertising programs and have substantially greater resources than we do. We may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

     Recent airline restructurings and bankruptcies could alter the competitive environment of the airline industry to our detriment.

     The terrorist attacks of September 11, 2001, the continued military presence in Iraq and Afghanistan, increased competition from low cost carriers and soft economic conditions have led to the airline industry’s significant losses since 2001. Largely as a result of these losses, ATA Airlines, U.S. Airways, Aloha Airlines, Hawaiian Airlines and United Airlines filed for bankruptcy protection. Because bankruptcy protection may allow for greater flexibility in reducing costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. Continued weakness in the airline industry also may result in additional industry consolidation, greater reliance on industry alliances and increased price competition among the existing airlines, each of which could dramatically alter competitive environments in the markets we serve.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

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

     Currently, two stockholders collectively control more than 50% of the total voting power of Holdings. These stockholders, TPG Partners, L.P. and TPG Parallel I, L.P, or collectively, the TPG Stockholders, are controlled by the same company, TPG Advisors, Inc. Since TPG Advisors, Inc. is an investment firm, its strategic objectives may be different than both the short-term or long-term objectives of our board of directors and management. We cannot guarantee that the TPG Stockholders will not try to influence Holdings’ business in a way that would favor their own personal interests to the detriment of our interests and those of our other stockholders.

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
March 31, 2005

     We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

     We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. In 2004, approximately 96% of our tickets were issued electronically. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

     Shares of our Class B common stock issuable upon exercise or conversion of outstanding securities could adversely affect our stock price and dilute the ownership interests of existing stockholders.

     Sales and potential sales of substantial amounts of our Class B common stock or securities exercisable for or into our Class B common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Class B common stock. A substantial number of additional shares of our Class B common stock are issuable upon the conversion or exercise of outstanding securities. As of April 25, 2005, the outstanding shares of our Class B common stock were subject to dilution by:

•	19,692,000 shares of Class B common stock that are issuable upon the exercise, at a price of $3.00 per share, of certain warrants issued in connection with the government guaranteed loan, including 18,754,000 shares of Class B common stock issuable upon exercise of a warrant issued to the Air Transportation Stabilization Board, or ATSB; and

•	10,924,364 shares of our Class B common stock that are issuable upon the exercise of outstanding options.

     In addition, 859,117 shares of Class B common stock are issuable upon conversion of the outstanding shares of Holdings’ Class A common stock held by the TPG Stockholders (but subject to certain contractual restrictions on transfer), up to 8,095,842 shares of Holdings’ Class B common stock are issuable upon the exchange of AWA’s 7.25% senior exchangeable notes due 2023 (which exchange may not occur until the trading price of Holdings’ Class B common stock reaches certain thresholds, or other triggering events occur) and up to approximately 9,400,000 shares of Holdings’ Class B common stock are issuable upon conversion of Holdings’ 7.5% convertible senior notes due 2009. Holdings has registered either the issuance or resale of all of these shares, meaning that upon exercise, exchange or conversion, as applicable, such shares could be sold in the public market at any time.

     The conversion or exercise of some or all of these notes, warrants and options will dilute the ownership interests of existing stockholders and any sales in the public market of our Class B common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our Class B common stock. In addition, the existence of the notes, warrants and options may encourage short selling by market participants because conversion or exercise of the notes or warrants could depress the price of our Class B common stock.

     Provisions in our charter documents might deter acquisition bids for us.

     Holdings’ Certificate of Incorporation and Bylaws contain provisions that, among other things:

•	authorize Holdings’ board of directors to issue preferred stock ranking senior to our Class B common stock without any action on the part of the stockholders;

•	establish advance notice procedures for stockholder proposals, including nominations of directors, to be considered at stockholders’ meetings;

•	authorize Holdings’ board of directors to fill vacancies on the board resulting from an increase in the authorized number of directors or any other cause; and

•	restrict the ability of stockholders to call special meetings of stockholders.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

     These provisions might make it more difficult for a third party to acquire us, even if doing so would benefit the stockholders.

     Our stock price may continue to be volatile and could decline substantially.

     The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for the Class B common stock to decline including, among others, the following:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

•	public sales of a substantial number of shares of our Class B common stock;

•	governmental regulatory action; and

•	adverse changes in general market conditions or economic trends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Sensitive Instruments

(a) Commodity Price Risk

     As of March 31, 2005, the Company had entered into costless collar transactions, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 47% and 4% of remaining projected 2005 and 2006 fuel requirements, respectively, including 58% related to the second quarter of 2005, 46% related to the third quarter of 2005 and 38% related to the fourth quarter of 2005. See “Risk Factors Relating to America West and Industry Related Risks — Fluctuations in fuel costs could adversely affect our operating expenses and results.”

     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At March 31, 2004, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $29.7 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $26.3 million.

     As of April 25, 2005, approximately 47% and 5% of AWA’s remaining 2005 and 2006 projected fuel requirements, respectively, are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 2005, the Company’s variable-rate long-term debt obligations of approximately $500.9 million represented approximately 71% of its total long-term debt. If interest rates increased 10% in 2005, the impact on the Company’s results of operations would not be material.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

     An evaluation was performed under the supervision and with the participation of Holdings’ and AWA’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of March 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

(b) Changes in internal control over financial reporting.

     In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our management, in consultation with the Audit Committee of Holdings’ Board of Directors, identified a material weakness in our disclosure controls and procedures associated with the accounting for AWA’s fuel hedging program that resulted in a need to restate our financial statements for prior periods, as described below.

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

     To correct this material weakness, we have implemented a review process that verifies the quarterly mark-to-market adjustment on open fuel hedging positions. In addition, the Company will utilize the mark-to-market method of accounting for its fuel hedging instruments going forward until such time it is able to implement processes and controls necessary to ensure that appropriate hedge documentation is obtained at hedge inception. At that time, the Company will evaluate whether it will re-apply hedge accounting.

     Other than the actions mentioned above, there has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Limitation on the effectiveness of controls.

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, following the changes in our internal controls implemented prior to the filing of this report, the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2005.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2005

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our Class B common stock during each month within the first quarter of 2005. No purchases were made pursuant to a publicly announced repurchase plan or program.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of		Part of Publicly	be Purchased Under
	Shares Purchased	(b) Average Price	Announced Plans or	the Plans or
Period	(1)	Paid per Share	Programs	Programs
January 1, 2005 – January 31, 2005	65,400	4.81	—	—
February 1, 2005 – February 28, 2005	18,800	5.15	—	—
March 1, 2005 – March 31, 2005	12,000	4.61	—	—

(1)	Amounts consist of shares of our Class B common stock purchased on the open market by the America West Holdings Corporation Future Care 401(k) Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING
10.1+	Annual Incentive Bonus Plan.

31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+) Represents a management contract or compensatory plan or arrangement.

AMERICA WEST HOLDINGS CORPORATION
March 31, 2005

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: April 25, 2005

AMERICA WEST AIRLINES, INC.
March 31, 2005

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: April 25, 2005

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

10.1+	Annual Incentive Bonus Plan.

31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+) Represents a management contract or compensatory plan or arrangement.