Form 10-Q
period 2005-06-30
AMERICA WEST HOLDINGS CORP; AMERICA WEST AIRLINES INC
filed 2005-07-21
CIK 1029863, 706270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-12649
America West Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0847214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West Rio Salado Parkway, Tempe, Arizona (Address of principal executive offices)	85281 (Zip Code)
(480) 693-0800
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Commission file number 0-12337
America West Airlines, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0418245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 East Sky Harbor Blvd., Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)
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
     As of July 21, 2005, America West Holdings Corporation has 859,117 shares of Class A common stock and 35,238,357 shares of Class B common stock outstanding. As of July 21, 2005, America West Airlines, Inc. has 1,000 shares of Class B common stock outstanding, all of which are held by America West Holdings Corporation.
     America West Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2) of Form 10-Q.

PART I -- FINANCIAL INFORMATION
Item 1A. Condensed Consolidated Financial Statements -- America West Holdings Corporation.
Item 1B. Condensed Consolidated Financial Statements -- America West Airlines, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures.
PART II -- OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2

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

Item 1A.	Condensed Consolidated Financial Statements — America West Holdings Corporation.
America West Holdings Corporation
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$116,061	$149,091
Short-term investments	206,217	126,651
Restricted cash	—	41,264
Accounts receivable, net	122,517	108,837
Expendable spare parts and supplies, net	51,090	57,563
Prepaid expenses	198,121	141,571

Total current assets	694,006	624,977

Property and equipment:
Flight equipment	931,264	926,930
Other property and equipment	298,760	290,897
Equipment purchase deposits	73,950	63,450

	1,303,974	1,281,277
Less accumulated depreciation and amortization	619,771	624,742

Net property and equipment	684,203	656,535

Other assets:
Investments in debt securities	—	30,000
Restricted cash	91,633	72,091
Other assets, net	134,975	91,661

Total other assets	226,608	193,752

	$1,604,817	$1,475,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$115,964	$151,183
Current obligations under capital leases	3,312	3,475
Accounts payable	189,189	173,887
Air traffic liability	265,727	194,718
Accrued compensation and vacation benefits	47,035	42,699
Accrued taxes	65,417	32,796
Other accrued liabilities	85,910	65,958

Total current liabilities	772,554	664,716

Long-term debt, less current maturities	588,060	635,129
Capital leases, less current obligations	5,124	5,061
Deferred credits and other liabilities	154,941	133,911
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 859,117 shares at June 30, 2005 and December 31, 2004	8	8
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,628,599 shares at June 30, 2005 and 51,564,865 shares at December 31, 2004	516	516
Additional paid-in capital	632,652	632,446
Accumulated deficit	(241,132)	(288,617)

	392,044	344,353
Less: Cost of Class B common stock in treasury, 16,437,575 shares at June 30, 2005 and December 31, 2004	(307,906)	(307,906)

Total stockholders’ equity	84,138	36,447

	$1,604,817	$1,475,264

See accompanying Notes to Condensed Consolidated Financial Statements.

America West Holdings Corporation
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues:
Passenger	$654,893	$569,166	$1,230,306	$1,106,499
Express	129,426	85,466	232,782	158,117
Cargo	8,126	6,817	16,770	13,720
Other	40,752	32,709	76,151	65,149

Total operating revenues	833,197	694,158	1,556,009	1,343,485

Operating expenses:
Salaries and related costs	173,752	161,977	348,900	328,252
Aircraft rents	80,673	75,346	157,510	150,531
Other rents and landing fees	45,727	42,011	87,266	83,252
Aircraft fuel	191,006	132,977	342,869	247,189
Realized and unrealized gains on fuel hedging instruments, net	(8,673)	(9,485)	(69,156)	(9,889)
Agency commissions	6,710	6,253	12,264	13,003
Aircraft maintenance materials and repairs	49,359	52,350	97,347	102,404
Depreciation and amortization	11,587	12,587	23,447	26,378
Special charges (credits), net	—	—	811	(600)
Express expenses	136,048	89,802	246,874	163,104
Other	116,731	104,525	227,521	198,957

Total operating expenses	802,920	668,343	1,475,653	1,302,581

Operating income	30,277	25,815	80,356	40,904

Nonoperating income (expenses):
Interest income	2,476	1,779	4,375	3,297
Interest expense, net	(19,736)	(19,237)	(38,715)	(38,989)
Other, net	891	2,304	1,469	3,886

Total nonoperating expenses, net	(16,369)	(15,154)	(32,871)	(31,806)

Income before income taxes	13,908	10,661	47,485	9,098

Income taxes	—	—	—	—

Net income	$13,908	$10,661	$47,485	$9,098

Earnings per share:
Basic	$0.39	$0.30	$1.32	$0.25

Diluted	$0.29	$0.20	$0.92	$0.17

Shares used for computation:
Basic	36,032	36,005	36,015	35,928

Diluted	53,553	52,020	62,551	52,070

See accompanying Notes to Condensed Consolidated Financial Statements.

America West Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2005	2004

Net cash provided by operating activities	$223,545	$83,557

Cash flows from investing activities:
Purchases of property and equipment	(97,210)	(77,173)
Purchases of short-term investments	(283,750)	(273,533)
Sales of short-term investments	233,961	289,610
Purchases of investments in debt securities	—	(35,000)
Sales of investments in debt securities	—	15,000
Decrease (increase) in restricted cash	(19,542)	1,270
Proceeds from disposition of other assets	1,227	1,848

Net cash used in investing activities	(165,314)	(77,978)

Cash flows from financing activities:
Repayment of debt	(86,717)	(47,980)
Other	(4,544)	843

Net cash used in financing activities	(91,261)	(47,137)

Net decrease in cash and cash equivalents	(33,030)	(41,558)
Cash and cash equivalents at beginning of period	149,091	153,357

Cash and cash equivalents at end of period	$116,061	$111,799

Cash paid for:
Interest, net of amounts capitalized	$17,047	$10,339

Income taxes	$112	$1,440

Non-cash investing and financing activities:
Reclassification of investments in debt securities to short-term investments	$30,000	$5,730

Notes payable issued under the aircraft purchase agreement	$8,750	$7,000

Notes payable cancelled under the aircraft purchase agreement	$(7,000)	$—

Acquisition of property and equipment under capital leases	$17	$—

Payment in kind notes issued, net of returns	$—	$4,672

Exercise of warrants	$—	$2

Acquisition of shares due to loan default	$—	$1,700

See accompanying Notes to Condensed Consolidated Financial Statements.

America West Holdings Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2005

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
      Using the gross basis of presentation, the passenger revenues and operating expenses associated with the Express agreement are reported gross (i.e., as “Operating Revenues — Express” and “Operating Expenses — Express Expenses”) in the Condensed Consolidated Statements of Operations. Under the net basis of presentation, Express passenger revenues and the associated operating expenses were netted and classified in “Operating Revenues — Other.” Prior period amounts have been reclassified to be consistent with the 2005 presentation. These reclassifications did not impact our operating income or net income for each period presented. See Note 7, “Change in Method of Reporting for America West Express Results” for additional information about this agreement and the reclassifications related to the change in presentation.
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

Company’s net income and earnings per share would have been decreased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in thousands except per share data)
Net income, as reported	$13,908	$10,661	$47,485	$9,098
Stock-based compensation expense	(1,055)	(1,650)	(2,345)	(2,916)

Pro forma net income	$12,853	$9,011	$45,140	$6,182

Income per share:
Basic — as reported	$0.39	$0.30	$1.32	$0.25

Basic — pro forma	$0.36	$0.25	$1.25	$0.17

Diluted — as reported	$0.29	$0.20	$0.92	$0.17

Diluted — pro forma	$0.27	$0.17	$0.88	$0.12

3.	Flight Equipment
      In April 2005, the Company entered into an operating lease for one new Airbus A320 aircraft with a lease term of five years.
      In May 2005, the Company entered into operating leases for one new Airbus A319 and one new Airbus A320 aircraft, each with a lease term of five years.
      In June 2005, the Company completed sale-leaseback transactions on two new IAE V2500-A5 engines resulting in gains of $0.3 million and $2.6 million, respectively. These amounts have been deferred and will be amortized over the lease terms, each of which is seven years. The Company also completed a sale-leaseback transaction on one Airbus A320 aircraft resulting in a loss of $4.3 million. This amount was recorded in “Operating Expenses — Other.” The term of the leaseback is 12 years.

4.	Special Charges
      The following table presents the payments and other settlements made during the six months ended June 30, 2005 related to the special charge accruals:

		Contract
	Fleet	Termination/
	Restructuring	Other Costs	Total

Balance at December 31, 2004	$643	$121	$764

Special charges	690	—	690
Payments	(305)	(111)	(416)
Revision of estimate	—	147	147

Balance at March 31, 2005	1,028	157	1,185

Special charges	—	—	—
Payments	—	—	—

Balance at June 30, 2005	$1,028	$157	$1,185

      The Company expects to make payments related to these special charges through the fourth quarter of 2005.

5.	Earnings Per Share
      The following table presents the computation of basic and diluted earnings per share (“EPS”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in thousands except per share data)
BASIC EARNINGS PER SHARE
Income applicable to common stock	$13,908	$10,661	$47,485	$9,098

Weighted average common shares outstanding	36,032	36,005	36,015	35,928

Basic earnings per share	$0.39	$0.30	$1.32	$0.25

DILUTED EARNINGS PER SHARE
Income as reported	$13,908	$10,661	$47,485	$9,098
Interest expense on 7.5% convertible senior notes	—	—	6,283	—
Interest expense on 7.25% senior exchangeable notes	1,735	—	3,470	—

Income for purposes of computing diluted earnings per share	$15,643	$10,661	$57,238	$9,098

SHARE COMPUTATION
Weighted average common shares outstanding	36,032	36,005	36,015	35,928
Assumed exercise of stock options and warrants	9,425	16,015	9,082	16,142
Assumed conversion of 7.5% convertible senior notes	—	—	9,358	—
Assumed conversion of 7.25% senior exchangeable notes	8,096	—	8,096	—

Weighted average common shares outstanding, as adjusted	53,553	52,020	62,551	52,070

Diluted earnings per share	$0.29	$0.20	$0.92	$0.17

      For the three and six months ended June 30, 2005, 6,851,419 and 7,048,335 stock options, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the Company’s Class B common stock for the period. In addition, 9,358,276 incremental shares from assumed conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS for the second quarter because of the antidilutive effect on EPS.
      For the three and six months ended June 30, 2004, 5,251,892 and 3,981,890 stock options, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the Company’s Class B common stock for the period. In addition, 8,694,000 incremental shares from assumed conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS for the second quarter and the six-month period because of the antidilutive effect on EPS. Similarly, the 8,095,842 shares issuable upon conversion of the 7.25% Senior Exchangeable Notes due 2023 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2004 because of the antidilutive effect on EPS.

6.	Segment Disclosures
      Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed consolidated balance sheets and statements of operations.

7.	Change in Method of Reporting for America West Express Results
      The Company has a regional airline alliance agreement (the “Agreement”) with Mesa that commenced in February 2001. Pursuant to the Agreement, Mesa, using aircraft owned and operated by Mesa under the name Express, provides feeder service to destinations in the western United States, Canada and northern

Mexico. As of June 30 2005, the Express fleet included 59 aircraft comprised of 35 86-seat CRJ 900s, 18 50-seat CRJ 200s and six 37-seat Dash 8 turbo prop aircraft.
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
      As discussed in Note 1, “Basis of Presentation,” the Company is reporting the passenger revenues and operating expenses associated with the Agreement on a gross basis to improve the visibility of Express operating results. Previously, these revenues and expenses were reported net in “Operating Revenues — Other” in our Condensed Consolidated Statements of Operations. The following table presents the effect of this reclassification for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004

	As Reported	Adjustments		As Reclassified

Operating revenues:
Passenger	$569,166	$—		$569,166
Express	—	85,466	(1)	85,466
Cargo and other	35,908	3,618		39,526

Total operating revenues	$605,074	$89,084		$694,158

Operating expenses:
Operating expenses	$579,259	$(718)		$578,541
Express expenses	—	89,802	(2)	89,802

Total operating expenses	$579,259	$89,084		$668,343

	Six Months Ended June 30, 2004

	As Reported	Adjustments		As Reclassified

Operating revenues:
Passenger	$1,106,499	$—		$1,106,499
Express	—	158,117	(1)	158,117
Cargo and other	75,119	3,750		78,869

Total operating revenues	$1,181,618	$161,867		$1,343,485

Operating expenses:
Operating expenses	$1,140,714	$(1,237)		$1,139,477
Express expenses	—	163,104	(3)	163,104

Total operating expenses	$1,140,714	$161,867		$1,302,581

(1)	Reclassification of Express passenger revenues from “Operating Revenues — Other.”

(2)	Reclassification of $89.1 million and $0.7 million of Express operating expenses from “Operating Revenues — Other” and “Operating Expenses — Other,” respectively.

(3)	Reclassification of $161.9 million and $1.2 million of Express operating expenses from “Operating Revenues — Other” and “Operating Expenses — Other,” respectively
      The operating margin that results from using the gross basis of presentation for Express revenues and expenses does not include any beyond contribution passenger revenue generated by feed into AWA’s mainline operations from Express flights. Overall, the Mesa alliance agreement adds to the total profitability of AWA.

8.	Agreement to Merge with Subsidiary of U.S. Airways Group
      On May 19, 2005, US Airways Group, Inc. (“US Airways Group”), Holdings, and Barbell Acquisition Corp., a wholly owned subsidiary of US Airways Group (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Holdings, with Holdings continuing as the surviving corporation. The merger is expected to create the first full-service airline with the consumer-friendly pricing structure of a low-fare carrier.
      In the merger, holders of Holdings Class A common stock will receive 0.5362 of a share of new US Airways Group common stock for each share of Holdings Class A common stock they own, and holders of Holdings Class B common stock will receive 0.4125 of a share of new US Airways Group common stock for each share of Holdings Class B common stock they own, on the terms specified in the Merger Agreement. The merger cannot be completed unless Holdings’ stockholders adopt the merger agreement and approve the merger. The obligations of Holdings and US Airways Group to complete the merger are also subject to the satisfaction or waiver of several other conditions, including clearance from regulatory agencies.

Item 1B.	Condensed Consolidated Financial Statements — America West Airlines, Inc.
      The unaudited condensed consolidated balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of June 30, 2005 and December 31, 2004, and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2005 and 2004, together with the related notes, are set forth on the following pages.
America West Airlines, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$95,278	$128,497
Short-term investments	206,217	126,651
Restricted cash	—	41,264
Accounts receivable, net	122,517	108,837
Expendable spare parts and supplies, net	51,090	57,563
Prepaid expenses	198,096	141,571

Total current assets	673,198	604,383

Property and equipment:
Flight equipment	931,264	926,930
Other property and equipment	297,142	289,279
Equipment purchase deposits	73,950	63,450

	1,302,356	1,279,659
Less accumulated depreciation and amortization	619,222	624,193

Net property and equipment	683,134	655,466

Other assets:
Investments in debt securities	—	30,000
Restricted cash	91,633	72,091
Advances to parent company, net	260,648	258,777
Other assets, net	133,793	90,270

Total other assets	486,074	451,138

	$1,842,406	$1,710,987

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$115,964	$151,183
Current obligations under capital leases	3,312	3,475
Accounts payable	188,528	173,196
Air traffic liability	265,727	194,718
Accrued compensation and vacation benefits	47,035	42,699
Accrued taxes	53,296	20,651
Other accrued liabilities	85,910	65,958

Total current liabilities	759,772	651,880

Long-term debt, less current maturities	588,060	635,129
Capital leases, less current maturities	5,124	5,061
Deferred credits and other liabilities	153,133	132,103
Stockholder’s equity:
Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—
Additional paid-in capital	555,114	555,114
Accumulated deficit	(218,797)	(268,300)

Total stockholder’s equity	336,317	286,814

	$1,842,406	$1,710,987

See accompanying Notes to Condensed Consolidated Financial Statements.

America West Airlines, Inc.
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues:
Passenger	$654,893	$569,166	$1,230,306	$1,106,499
Express	129,426	85,466	232,782	158,117
Cargo	8,126	6,817	16,770	13,720
Other	40,582	32,539	75,811	64,809

Total operating revenues	833,027	693,988	1,555,669	1,343,145

Operating expenses:
Salaries and related costs	173,399	161,617	348,252	327,546
Aircraft rents	80,673	75,346	157,510	150,531
Other rents and landing fees	45,727	42,011	87,266	83,252
Aircraft fuel	191,006	132,977	342,869	247,189
Realized and unrealized gains on fuel hedging instruments, net	(8,673)	(9,485)	(69,156)	(9,889)
Agency commissions	6,710	6,253	12,264	13,003
Aircraft maintenance materials and repairs	49,359	52,350	97,347	102,404
Depreciation and amortization	11,587	12,587	23,447	26,378
Special charges (credits), net	—	—	811	(600)
Express expenses	136,048	89,802	246,874	163,104
Other	115,469	103,779	225,518	197,591

Total operating expenses	801,305	667,237	1,473,002	1,300,509

Operating income	31,722	26,751	82,667	42,636

Nonoperating income (expenses):
Interest income	4,021	3,418	7,485	6,619
Interest expense, net	(21,448)	(20,948)	(42,118)	(42,410)
Other, net	891	2,304	1,469	3,886

Total nonoperating expenses, net	(16,536)	(15,226)	(33,164)	(31,905)

Income before income taxes	15,186	11,525	49,503	10,731

Income taxes	—	—	—	—

Net income	$15,186	$11,525	$49,503	$10,731

See accompanying Notes to Condensed Consolidated Financial Statements.

America West Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2005	2004

Net cash provided by operating activities	$223,562	$84,205

Cash flows from investing activities:
Purchases of property and equipment	(97,210)	(77,173)
Purchases of short-term investments	(283,750)	(273,533)
Sales of short-term investments	233,961	289,610
Purchases of investments in debt securities	—	(35,000)
Sales of investments in debt securities	—	15,000
Decrease (increase) in restricted cash	(19,542)	1,270
Proceeds from disposition of assets	1,227	1,848

Net cash used in investing activities	(165,314)	(77,978)

Cash flows from financing activities:
Repayment of debt	(86,717)	(47,980)
Other	(4,750)	(8)

Net cash used in financing activities	(91,467)	(47,988)

Net decrease in cash and cash equivalents	(33,219)	(41,761)
Cash and cash equivalents at beginning of period	128,497	134,150

Cash and cash equivalents at end of period	$95,278	$92,389

Cash paid for:
Interest, net of amounts capitalized	$17,047	$10,339

Income taxes	$6	$325

Non-cash investing and financing activities:
Reclassification of investments in debt securities to short-term investments	$30,000	$5,730

Notes payable issued under the aircraft purchase agreement	$8,750	$7,000

Notes payable cancelled under the aircraft purchase agreement	$(7,000)	$—

Acquisition of property and equipment under capital leases	$17	$—

Payment in kind notes issued, net of returns	$—	$4,672

See accompanying Notes to Condensed Consolidated Financial Statements.

America West Airlines, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2005

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
      Using the gross basis of presentation, the passenger revenues and operating expenses associated with the Express agreement are reported gross (i.e., as “Operating Revenues — Express” and “Operating Expenses — Express Expenses”) in the Condensed Consolidated Statements of Operations. Under the net basis of presentation, Express passenger revenues and the associated operating expenses were netted and classified in “Operating Revenues — Other.” Prior period amounts have been reclassified to be consistent with the 2005 presentation. These reclassifications did not impact our operating income or net income for each period presented. See Note 7, “Change in Method of Reporting for America West Express Results” for additional information about this agreement and the reclassifications related to the change in presentation.
      Certain other prior year amounts have been reclassified to conform with current year presentation.

2.	Advances to Parent Company and Affiliate
      As of June 30, 2005, AWA had net advances to Holdings of $260.6 million, which were classified in “Other Assets” on AWA’s condensed consolidated balance sheet due to certain restrictions related to the timing of repayment under the government guaranteed loan, of which $300.3 million remains outstanding.

3.	Stock Options
      Certain of AWA’s employees are eligible to participate in the stock option plans of Holdings. Holdings accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Holdings issues its stock options at a price equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in Holdings’ condensed consolidated financial statements. Had Holdings determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” and

allocated the compensation expense to AWA for its employees participating in the stock option plans, AWA’s net income would have been decreased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in thousands)
Net income, as reported	$15,186	$11,525	$49,503	$10,731
Stock-based compensation expense	(1,055)	(1,650)	(2,345)	(2,916)

Pro forma net income	$14,131	$9,875	$47,158	$7,815

4.	Flight Equipment
      In April 2005, the Company entered into an operating lease for one new Airbus A320 aircraft with a lease term of five years.
      In May 2005, the Company entered into operating leases for one new Airbus A319 and one new Airbus A320 aircraft, each with a lease term of five years.
      In June 2005, the Company completed sale-leaseback transactions on two new IAE V2500-A5 engines resulting in gains of $0.3 million and $2.6 million, respectively. These amounts have been deferred and will be amortized over the lease term, each of which is seven years. The Company also completed a sale-leaseback transaction on one Airbus A320 aircraft resulting in a loss of $4.3 million. This amount was recorded in “Operating Expenses — Other.” The term of the leaseback is 12 years.

5.	Special Charges
      The following table presents the payments and other settlements made during the six months ended June 30, 2005 related to the special charge accruals:

	Fleet	Contract Termination/
	Restructuring	Other Costs	Total

Balance at December 31, 2004	$643	$121	$764

Special charges	690	—	690
Payments	(305)	(111)	(416)
Revision of estimate	—	147	147

Balance at March 31, 2005	1,028	157	1,185

Special charges	—	—	—
Payments	—	—	—

Balance at June 30, 2005	$1,028	$157	$1,185

      AWA expects to make payments related to these special charges through the fourth quarter of 2005.

6.	Segment Disclosures
      AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed balance sheets and statements of operations.

7.	Change in Method of Reporting for America West Express Results
      The Company has a regional airline alliance agreement (the “Agreement”) with Mesa that commenced in February 2001. Pursuant to the Agreement, Mesa, using aircraft owned and operated by Mesa under the name Express, provides feeder service to destinations in the western United States, Canada and northern

Mexico. As of June 30, 2005, the Express fleet included 59 aircraft comprised of 35 86-seat CRJ 900s, 18 50-seat CRJ 200s and six 37-seat Dash 8 turbo prop aircraft.
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
      As discussed in Note 1, “Basis of Presentation,” AWA is reporting the passenger revenues and operating expenses associated with the Agreement on a gross basis to improve the visibility of Express operating results. Previously, these revenues and expenses were reported net in “Operating Revenues — Other” in our Condensed Consolidated Statements of Operations. The following table presents the effect of this reclassification for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004

	As Reported	Adjustments		As Reclassified

Operating revenues:
Passenger	$569,166	$—		$569,166
Express	—	85,466	(1)	85,466
Cargo and other	35,738	3,618		39,356

Total operating revenues	$604,904	$89,084		$693,988

Operating expenses:
Operating expenses	$578,153	$(718)		$577,435
Express expenses	—	89,802	(2)	89,802

Total operating expenses	$578,153	$89,084		$667,237

	Six Months Ended June 30, 2004

	As Reported	Adjustments		As Reclassified

Operating revenues:
Passenger	$1,106,499	$—		$1,106,499
Express	—	158,117	(1)	158,117
Cargo and other	74,779	3,750		78,529

Total operating revenues	$1,181,278	$161,867		$1,343,145

Operating expenses:
Operating expenses	$1,138,642	$(1,237)		$1,137,405
Express expenses	—	163,104	(3)	163,104

Total operating expenses	$1,138,642	$161,867		$1,300,509

(1)	Reclassification of Express passenger revenues from “Operating Revenues — Other.”

(2)	Reclassification of $89.1 million and $0.7 million of Express operating expenses from “Operating Revenues — Other” and “Operating Expenses — Other,” respectively.

(3)	Reclassification of $161.9 million and $1.2 million of Express operating expenses from “Operating Revenues — Other” and “Operating Expenses — Other,” respectively.
      The operating margin that results from using the gross basis of presentation for Express revenues and expenses does not include any beyond contribution passenger revenue generated by feed into AWA’s mainline operations from Express flights. Overall, the Mesa alliance agreement adds to the total profitability of AWA.

8.	Agreement to Merge with Subsidiary of U.S. Airways Group
      On May 19, 2005, US Airways Group, Inc. (“US Airways Group”), Holdings, and Barbell Acquisition Corp., a wholly owned subsidiary of US Airways Group (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Holdings, with Holdings continuing as the surviving corporation. The merger is expected to create the first full-service airline with the consumer-friendly pricing structure of a low-fare carrier.
      In the merger, holders of Holdings Class A common stock will receive 0.5362 of a share of new US Airways Group common stock for each share of Holdings Class A common stock they own, and holders of Holdings Class B common stock will receive 0.4125 of a share of new US Airways Group common stock for each share of Holdings Class B common stock they own, on the terms specified in the Merger Agreement. The merger cannot be completed unless Holdings’ stockholders adopt the merger agreement and approve the merger. The obligations of Holdings and US Airways Group to complete the merger are also subject to the satisfaction or waiver of several other conditions, including clearance from regulatory agencies.

America West Holdings Corporation and
America West Airlines, Inc.
June 30, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Holdings is the parent company of AWA. AWA is the eighth largest passenger airline and the second largest low cost carrier in the United States operating through its hubs located in Phoenix, Arizona and Las Vegas, Nevada. As of June 30, 2005, AWA served 63 destinations in North America, including eight destinations in Mexico, three in Canada and one in Costa Rica. Through its America West Vacations (“AWV”) division, AWA also arranges and sells vacation packages primarily to Las Vegas, Nevada that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA.
Overview
      During the second quarter of 2005, our improved revenue performance helped to mitigate the impact of record high jet fuel prices as follows:

•	Passenger revenues were $654.9 million for the quarter, an increase of $85.7 million from the second quarter of 2004. Passenger revenue per available seat mile (“RASM”) was 8.44 cents for the second quarter of 2005, an increase of 11.9% versus the 2004 second quarter, driven by a 4.0 point increase in load factor as well as a 6.5% increase in yield. The Company’s strong unit revenue improvement was due to more aggressive peak day yield management in the 2005 second quarter, more balanced capacity in the markets served by AWA in the western United States and the positive impact of numerous legacy and low cost carrier fare increases in the winter and spring of 2005. Reductions in late 2004 of the Company’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.

•	The airline industry and AWA incurred and continue to face an increase in costs resulting from record high jet fuel prices. The average price per gallon of fuel increased 43.0% from 116.7 cents in the second quarter of 2004 to 166.9 cents per gallon in the second quarter of 2005. As a result, aircraft fuel expense for the quarter was $191.0 million, an increase of $58.0 million, or 43.6%, from the second quarter of 2004.
      Holdings realized net income of $13.9 million, or $0.29 per diluted share, for the second quarter of 2005. Net income for the second quarter included an $8.7 million net gain associated with the Company’s fuel hedging transactions. Of this amount, $11.4 million resulted from realized gains on settled hedge transactions which was offset in part by $2.7 million of unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. The Company is required to use mark-to-market accounting as its fuel hedging instruments do not meet the requirements for hedge accounting as established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $2.7 million discussed above, would be deferred in other comprehensive income, a subset of stockholders’ equity until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.
      As of June 30, 2005, Holdings unrestricted and restricted cash, cash equivalents and short-term investments totaled $413.9 million, of which $322.3 million was unrestricted. Although there can be no assurances, we believe that cash flows from operating activities, combined with these cash balances and our financing commitments, will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2005.

Agreement to Merge with Subsidiary of U.S. Airways Group
      On May 19, 2005, US Airways Group, Holdings and Merger Sub, a wholly owned subsidiary of US Airways Group, entered into the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Holdings, with Holdings continuing as the surviving corporation. The merger is expected to create the first full-service airline with the consumer-friendly pricing structure of a low-fare carrier.
      In the merger, holders of Holdings Class A common stock will receive 0.5362 of a share of new US Airways Group common stock for each share of Holdings Class A common stock they own, and holders of Holdings Class B common stock will receive 0.4125 of a share of new US Airways Group common stock for each share of Holdings Class B common stock they own, on the terms specified in the Merger Agreement.
      The merger is one of a series of transactions that require the approval of the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, in the pending bankruptcy proceeding of US Airways Group and its domestic subsidiaries. The other transactions that must be approved by the bankruptcy court, as part of a comprehensive plan of reorganization of US Airways Group and its domestic subsidiaries, include receipt by US Airways Group of new equity financing concurrently with the merger. US Airways Group has entered into agreements with new equity investors which have agreed to contribute a total of $565 million in equity to the reorganized US Airways Group, subject to a variety of conditions, including confirmation of the plan of reorganization and completion of the merger. The merger is a key component of the plan of reorganization and is also conditioned upon, among other things, the receipt of at least $375 million from these equity investors. The plan of reorganization contemplates the cancellation of existing US Airways Group common stock and the issuance of new shares of reorganized US Airways Group upon emergence from the bankruptcy proceedings and in connection with the merger. On June 30, 2005, US Airways Group filed the plan of reorganization and its related disclosure statement with the Bankruptcy Court.
      Assuming that US Airways Group receives $565 million in equity financing at the effective time of the merger, we expect that former America West Holdings stockholders will hold approximately 37% of new US Airways Group common stock outstanding immediately following the merger. Certain former US Airways Group creditors and new equity investors as a group will hold approximately 11% and 52%, respectively, of new US Airways Group common stock outstanding immediately following the merger. In each case, those percentages are subject to dilution as a result of any additional equity issuances, including as a result of the proposed rights offering discussed below, and are subject to certain assumptions concerning the likely exchange of certain convertible debt and securities that are dilutive at the per share purchase price paid by the equity investors for new US Airways Group common stock shortly after the merger.
      The merger cannot be completed unless Holdings’ stockholders adopt the merger agreement and approve the merger. The obligations of Holdings and US Airways Group to complete the merger are also subject to the satisfaction or waiver of several other conditions, including clearance from regulatory agencies. On June 23, 2005, the U.S. Department of Justice notified Holdings and US Airways that the Department has completed its review of the proposed merger of the two airlines and that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 will expire without a formal request from the Department for additional information.
      During the first six months of 2005, we incurred approximately $3.0 million in merger-related costs and we expect to incur significant additional merger-related costs in the remainder of 2005. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $15.0 million to US Airways Group.

Airline Operations Update
      AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for aircraft operated by AWA (“mainline”) for the second quarter of 2005 and 2004:

							Percent Change
	2005			2004			2005 - 2004

	Apr	May	Jun	Apr	May	Jun	Apr	May	Jun

On-time performance(a)	85.2	85.5	80.8	76.9	80.3	73.0	10.8	6.4	10.8
Completion factor(b)	99.4	99.0	99.0	98.2	98.7	98.4	1.2	0.3	0.6
Mishandled baggage(c)	3.39	3.27	3.58	3.07	2.94	4.24	10.5	11.3	(15.6)
Customer complaints(d)	0.81	0.98	1.05	1.21	0.86	1.13	(32.9)	13.8	(6.6)

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.
      AWA had record load factors each month during the 2005 second quarter, which contributed to the Company’s improved revenue performance during the period. Record load factor does, however, put pressure on operations and AWA’s operating performance. Despite these load factors, the key reliability measures, on-time performance and completion factor, were much improved versus 2004.
Summary of Holdings’ Financial Results
      Holdings recorded consolidated net income of $13.9 million in the second quarter of 2005, or $0.29 per diluted share. This compares to consolidated net income of $10.7 million, or $0.20 per diluted share, in the second quarter of 2004. The 2005 results include $8.7 million of net gains associated with the Company’s fuel hedging transactions. Of this amount, $11.4 million resulted from realized gains on settled hedge transactions which was offset in part by $2.7 million of unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. The 2005 quarter also includes a $4.3 million loss on the sale and leaseback of one new Airbus A320 aircraft acquired during the period.
      The 2004 results include $9.5 million of net gains associated with the Company’s fuel hedging transactions. This amount includes $2.3 million of net realized gains on settled hedge transactions, and $7.2 million of gains resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments.
      Holdings recorded consolidated net income of $47.5 million in the first six months of 2005, or $0.92 per diluted share. This compares to consolidated net income of $9.1 million, or $0.17 per diluted share in the first six months of 2004. The 2005 results included $69.2 million of net gains associated with the Company’s fuel hedging transactions. Of this amount, $46.3 million resulted from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments and $22.9 million was net realized gains on settled hedge transactions. The 2005 six-month period also includes $0.8 million of special charges related to the write-down of deferred aircraft rent payments associated with the return of one Boeing 737-200 aircraft and an $8.0 million aggregate loss on the sale and leaseback of two new Airbus A320 aircraft acquired during the period.
      The 2004 results include $9.9 million of net gains associated with the Company’s fuel hedging transactions. Of this amount $5.2 million was net realized gains on settled hedge transactions and $4.7 million was net gains resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. The 2004 six month period also included a $2.5 million credit to other operating revenues related to the reduction of certain obligations based upon a settlement with Mesa Airlines, a $2.0 million reduction in operating expenses resulting from the settlement of a lawsuit related to certain computer hardware and software that previously had been written off, a $1.7 million reduction in bad debt expense due to a recovery of a previously reserved debt and a $0.6 million reduction in special charges due to a revision of the estimated costs related to certain aircraft sale-leaseback transactions.
      The Company did not record income tax expense in the second quarter or for the first six months of 2005 as it currently expects to realize a loss for the full year 2005. Similarly, the Company did not record income tax expense in the second quarter or for the first six months of 2004 as it expected to realize a loss for the full year 2004.
     AWA’s Results of Operations
      The following discussion provides an analysis of AWA’s results of operations for the three and six months ended June 30, 2005 and material changes compared to the three and six months ended June 30, 2004.
      The table below sets forth selected mainline operating data for AWA.

	Three Months			Six Months
	Ended June 30,		Percent	Ended June 30,		Percent
			Change			Change
	2005	2004	2005 - 2004	2005	2004	2005 - 2004

Revenue passenger miles (in millions)(a)	6,386	5,915	8.0	12,057	11,222	7.4
Available seat miles (in millions)(b)	7,755	7,552	2.7	15,057	14,904	1.0
Passenger load factor (percent)(c)	82.3	78.3	4.0 pts	80.1	75.3	4.8 pts
Yield per revenue passenger mile (cents)(d)	10.25	9.62	6.5	10.20	9.86	3.4
Passenger revenue per available seat mile (cents)(e)	8.44	7.54	11.9	8.17	7.42	10.1
Total revenue per available seat mile (cents)(f)	9.07	8.06	12.5	8.79	7.95	10.6
Passenger enplanements (in thousands)(g)	5,752	5,343	7.7	10,924	10,241	6.7
Aircraft (end of period)	143	140	2.1	143	140	2.1
Average daily aircraft utilization (hours)(h)	11.1	11.0	0.9	11.1	10.9	1.8
Block hours(i)	143,365	139,202	3.0	279,862	275,880	1.4
Average stage length (miles)(j)	1,037	1,058	(2.0)	1,030	1,047	(1.6)
Average passenger journey (miles)(k)	1,681	1,692	(0.7)	1,653	1,644	0.5
Fuel consumption (gallons in millions)	114.5	113.9	0.5	221.7	222.4	(0.3)
Average fuel price (cents per gallon)	166.9	116.7	43.0	154.7	111.2	39.1
Average number of full-time equivalent employees	12,200	11,936	2.2	12,177	11,881	2.5

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. It is one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. It is one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“RASM”) — Total passenger revenues divided by total available seat miles.

(f)	Total revenue per available seat mile — Total operating revenues divided by total available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Average daily aircraft utilization — The average number of block hours per day for all aircraft in service.

(i)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(j)	Average stage length — The average of the distances flown on each segment of every route.

(k)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.

Three Months Ended June 30, 2005 and 2004
      For the second quarter of 2005, AWA realized operating income of $31.7 million as compared to $26.8 million in last year’s quarter. Operating income in the 2005 period includes an $8.7 million net gain associated with the Company’s fuel hedging transactions. Of this amount, $11.4 million resulted from realized gains on settled hedge transactions which was offset in part by $2.7 million of unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. The 2004 period includes a $9.5 million net gain associated with the Company’s fuel hedging transactions. This amount includes $2.3 million of net realized gains on settled hedge transactions and $7.2 million of net gains resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. Income before income taxes for the second quarter of 2005 was $15.2 million as compared to $11.5 million for the comparable 2004 period.
      Total operating revenues for the second quarter of 2005 were $833.0 million. Passenger revenues were $654.9 million for the second quarter of 2005, an increase of $85.7 million from the comparable 2004 quarter. RPMs increased 8.0% as ASMs increased 2.7%, resulting in a 4.0 point increase in load factor to 82.3%. This increase in load factor was achieved with higher passenger yield, which increased 6.5% in the 2005 second quarter. As a result, RASM increased 11.9% to 8.44 cents in the second quarter 2005 from 7.54 cents in the 2004 quarter. The Company’s strong unit revenue improvement was driven by more aggressive peak day yield management in the 2005 second quarter, more balanced capacity in the markets served by AWA in the western United States and the positive impact of numerous legacy and low cost carrier fare increases in the winter and spring of 2005. Reductions in late 2004 of the Company’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.
      Express revenues were $129.4 million for the second quarter of 2005, an increase of $44.0 million from the comparable 2004 quarter due to increased flying by Mesa Airlines under its alliance agreement with AWA.
      Cargo revenues increased 19.2% in the second quarter of 2005 to $8.1 million due to increased mail volume. Other revenues increased 24.7% to $40.6 million in the second quarter of 2005 from $32.5 million in the second quarter of 2004 due principally to an increase in ticket change and service fees.
      The table below sets forth mainline and Express operating expenses for AWA.

	Three Months Ended
	June 30,

	2005	2004

Operating expenses:
Salaries and related costs	$173,399	$161,617
Aircraft rents	80,673	75,346
Other rents and landing fees	45,727	42,011
Aircraft fuel	191,006	132,977
Realized and unrealized gains on fuel hedging instruments, net	(8,673)	(9,485)
Agency commissions	6,710	6,253
Aircraft maintenance materials and repairs	49,359	52,350
Depreciation and amortization	11,587	12,587
Other	115,469	103,779

Total mainline operating expenses	665,257	577,435
Express expenses	136,048	89,802

Total operating expenses	$801,305	$667,237

      Total operating expenses in the second quarter of 2005 were $801.3 million, an increase of $134.1 million or 20.1%, compared to the 2004 quarter. Mainline operating expenses were $665.3 million in the second quarter of 2005, an increase of $87.8 million from the second quarter of 2004, while ASMs increased 2.7%. Mainline CASM increased 12.2% to 8.58 cents in the second quarter of 2005 from 7.65 cents for the comparable 2004 period. The increase in CASM was driven by a 43.0% increase in the average fuel price per gallon from 116.7 cents in the 2004 second quarter to 166.9 cents per gallon in the second quarter of 2005. As a result, aircraft fuel expense for the quarter was $191.0 million, which accounted for $58.0 million of the period-over-period increase in operating expenses.
      The table below sets forth the major components of mainline CASM for AWA.

	Three
	Months
	Ended
	March 31,		Percent
			Change
	2005	2004	2005-2004

	(in cents)
Salaries and related costs	2.24	2.14	4.5
Aircraft rents	1.04	1.00	4.3
Other rents and landing fees	0.59	0.56	6.0
Aircraft fuel	2.46	1.76	39.9
Realized and unrealized gains on fuel hedging instruments, net	(0.11)	(0.12)	(11.0)
Agency commissions	0.09	0.08	4.5
Aircraft maintenance materials and repairs	0.63	0.69	(8.2)
Depreciation and amortization	0.15	0.17	(10.4)
Other	1.49	1.37	8.4

	8.58	7.65	12.2

      Significant changes in the components of mainline CASM are explained as follows:

•	Salaries and related costs per ASM increased 4.5% primarily due to an increase in benefit related expenses ($9.2 million) including defined contribution plan payments which our pilots became eligible for on January 1, 2005 ($3.4 million), self-funded disability requirements ($1.1 million) and higher medical insurance costs ($3.8 million).

•	Aircraft rent expense per ASM increased 4.3% due principally to mix as previously owned and leased Boeing 737-200 aircraft were retired or returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Aircraft fuel expense per ASM increased 39.9% primarily due to a 43.0% increase in the average price per gallon of fuel to 166.9 cents in the second quarter of 2005 from 116.7 cents in the comparable 2004 quarter.

•	Aircraft maintenance materials and repairs expense per ASM decreased 8.2% primarily due to decreases in aircraft C-Check ($3.9 million) which was offset in part by an increase in capitalized maintenance amortization ($1.3 million).

•	Depreciation and amortization expense per ASM decreased 10.4% primarily due to lower amortization expense related to computer hardware and software ($1.0 million) as a result of AWA’s cash conservation program, which reduced capital expenditures.

•	Other operating expenses per ASM increased 8.4% due primarily to a $4.3 million loss related to an aircraft sale-leaseback transaction in the second quarter of 2005 and increases in credit card fees ($2.9 million), and ground handling services ($1.5 million). The second quarter of 2004 included a $3.5 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract and a $1.0 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds.
      Express expenses increased 51.5% in the second quarter of 2005 to $136.0 million from $89.8 million in the second quarter of 2004. Aircraft operating expense for the quarter was $91.7 million which accounted for

$25.6 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $44.3 million which accounted for $20.6 million of the period-over-period increase.
      AWA had net nonoperating expenses of $16.5 million in the second quarter of 2005 compared to $15.2 million in the second quarter of 2004 as interest income and interest expense remained relatively flat. The 2004 second quarter included a $1.4 million gain on the disposition of property and equipment, due principally to the sale of one Boeing 737-200 aircraft.
Six Months Ended June 30, 2005 and 2004
      For the six months ended June 30, 2005, AWA realized operating income of $82.7 million as compared to $42.6 million in the first six months of 2004. Operating income in the 2005 period includes a $69.2 million net gain associated with the Company’s fuel hedging transactions. Of this amount $46.3 million resulted from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments and $22.9 million was net realized gains on settled hedge transactions. The 2004 period includes a $9.9 million net gain associated with the Company’s fuel hedging transactions. Of this amount $5.2 million was net realized gains on settled hedge transactions and $4.7 million was gains resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. Income before income taxes for the six months ended June 30, 2005 was $49.5 million as compared to $10.7 million for the comparable 2004 period.
      Total operating revenues for the six months ended June 30, 2005 were $1.56 billion. Passenger revenues were $1.23 billion for the six-month period, an increase of $123.8 million from the comparable 2004 period. RPMs increased 7.4% as ASMs increased 1.0%, resulting in a 4.8 point increase in load factor to 80.1%. This increase in load factor was achieved with higher passenger yield, which increased 3.4% in the 2005 period. As a result, RASM increased 10.1% to 8.17 cents in the six months ended June 30, 2005 from 7.42 cents in the 2004 period. The Company’s strong unit revenue improvement was driven by more aggressive peak day yield management in the 2005 period, more balanced capacity in the markets served by AWA (principally in the western United States) and the positive impact of numerous legacy and low cost carrier fare increases in the winter and spring of 2005. Reductions in late 2004 of the Company’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.
      Express revenues were $232.8 million for the six months ended June 30, 2005, an increase of $74.7 million from the comparable 2004 quarter due to increased flying by Mesa Airlines under its alliance agreement with AWA.
      Cargo revenues increased 22.2% for the six months ended June 30, 2005 to $16.8 million due to increased mail volume. Other revenues increased 17.0% to $75.8 million in the 2005 period from $64.8 million in the comparable period of 2004 due principally to an increase in ticket change and service fees.

      The table below sets forth the mainline and Express operating expenses for AWA.

	Six Months Ended June 30,

	2005	2004

Operating expenses:
Salaries and related costs	$348,252	$327,546
Aircraft rents	157,510	150,531
Other rents and landing fees	87,266	83,252
Aircraft fuel	342,869	247,189
Realized and unrealized gains on fuel hedging instruments, net	(69,156)	(9,889)
Agency commissions	12,264	13,003
Aircraft maintenance materials and repairs	97,347	102,404
Depreciation and amortization	23,447	26,378
Special charges (credits), net	811	(600)
Other	225,518	197,591

Total mainline operating expenses	1,226,128	1,137,405
Express expenses	246,874	163,104

Total operating expenses	$1,473,002	$1,300,509

      Total operating expenses for the six months ended June 30, 2005 were $1.47 billion, an increase of $172.5 million or 13.3%, compared to the 2004 six-month period. Mainline operating expenses were $1.23 billion in the six month period in 2005, an increase of $88.7 million from the same period in 2004, while ASMs increased 1.0%. Mainline CASM increased 6.7% to 8.14 cents in the first six months of 2005 from 7.63 cents for the comparable 2004 period. The increase in CASM was driven principally by a 39.2% increase in the average fuel price per gallon offset by the $69.2 million net gain associated with the fuel hedging transactions discussed above.
      The table below sets forth the major components of mainline CASM for AWA.

	Three
	Months
	Ended
	March 31,		Percent
			Change
	2005	2004	2005-2004

	(in cents)
Salaries and related costs	2.31	2.20	5.2
Aircraft rents	1.04	1.00	3.6
Other rents and landing fees	0.58	0.56	3.8
Aircraft fuel	2.28	1.67	37.3
Realized and unrealized gains on fuel hedging instruments, net	(0.46)	(0.07)	—
Agency commissions	0.08	0.09	(6.6)
Aircraft maintenance materials and repairs	0.65	0.69	(5.9)
Depreciation and amortization	0.15	0.17	(12.0)
Special charges	0.01	—	—
Other	1.50	1.32	13.0

	8.14	7.63	6.7

      Significant changes in the components of mainline CASM are explained as follows:

•	Salaries and related costs per ASM increased 5.2% primarily due to an increase in benefit related expenses ($17.0 million) including defined contribution plan payments which our pilots became eligible for on January 1, 2005 ($6.6 million), self-funded disability requirements ($3.2 million), higher medical insurance costs ($3.5 million) and workers compensation claim coverage ($1.1 million).

•	Aircraft rent expense per ASM increased 3.6% due principally to mix as previously owned and leased Boeing 737-200 aircraft were retired or returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Aircraft fuel expense per ASM increased 37.3% primarily due to a 39.2% increase in the average price per gallon of fuel to 154.7 cents in the first six months of 2005 from 111.2 cents in the comparable 2004 quarter.

•	Aircraft maintenance materials and repairs expense per ASM decreased 5.9% primarily due to decreases in aircraft C-Check ($5.2 million), airframe maintenance ($1.4 million), and other maintenance related expenses ($1.1 million), which was offset in part by an increase in capitalized maintenance amortization ($2.9 million). The decrease in other maintenance related expenses resulted from a reduction in the rates charged for the repair of certain rotable equipment under a power-by-the-hour agreement.

•	Depreciation and amortization expense per ASM decreased 12.0% due principally to lower amortization expense related to computer hardware and software ($2.1 million) as a result of AWA’s cash conservation program, which reduced capital expenditures.

•	Other operating expenses per ASM increased 13.0% due primarily to a $8.0 million aggregate loss associated with two aircraft sale-leaseback transactions in the first six months of 2005 and increases in credit card fees ($3.9 million), ground handling services ($3.0 million), airport guard services ($2.3 million), property taxes ($1.9 million) and crew per diem ($1.8 million). The first six months of 2004 included a $2.0 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off and a $1.7 million reduction in bad debt expense due to a recovery of a previously reserved debt. A $3.5 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract and a $1.0 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds in the 2004 period also contributed to the increase.
      Express expenses increased 51.4% in the first six months of 2005 to $246.9 million from $163.1 million in the second quarter of 2004. Aircraft operating expense for the quarter was $170.2 million which accounted for $48.2 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $76.7 million which accounted for $35.6 million of the period-over-period increase.
      AWA had net nonoperating expenses of $33.2 million in the first six months of 2005 compared to $31.9 million in the 2004 period. Interest income increased $0.9 million or 13.1% due to higher average rates of return on investments, while interest expense remained relatively flat. The 2004 period benefited from a $2.1 million gain on the disposition of property and equipment due principally to the sale of one Boeing 737-200 aircraft.

Liquidity and Capital Resources

Sources and Uses of Cash
      As of June 30, 2005, Holdings and AWA’s total cash, cash equivalents, short-term investments and restricted cash were $413.9 million and $393.1 million, respectively. Net cash provided by operating activities for Holdings and AWA was $223.5 million and $223.6 million, respectively, for the first six months of 2005. This compares to net cash provided by operating activities for Holdings and AWA of $83.6 million and $84.2 million, respectively, for the first six months of 2004. The year-over-year increase in net cash provided by operating activities of $139.9 million and $139.4 million for Holdings and AWA, respectively, was due to higher net earnings in the 2005 period and a $20.4 million year-over-year increase in air traffic liability and the associated taxes due to higher passenger demand and improved pricing during 2005. The 2004 period included a decrease in accounts payable ($42.8 million), due to the timing of vendor payments and the payment in February 2004 of $19.9 million related to the execution of a new pilot agreement, which was accrued at December 31, 2003. In addition, the 2004 period was impacted by a decrease in accrued compensation and vacation benefits primarily due to the payment in March 2004 of the Company’s obligation for employee performance bonuses and AWArd pay ($20.1 million), which was accrued at December 31, 2003.
      In the first six months of 2005, net cash used in investing activities was $165.3 million for Holdings and AWA. This compares to net cash used in investing activities of $78.0 million for Holdings and AWA in the first six months of 2004. Principal investing activities during the first six months of 2005 included purchases of property and equipment totaling $97.2 million, and net purchases of short-term investments totaling $49.8 million. Restricted cash increased by $19.5 million during the 2005 period due to an increase in reserves required under an agreement for processing the Company’s Visa and MasterCard credit card transactions. The 2004 period included purchases of property and equipment totaling $77.2 million, and net purchases of short-term investments and investments in debt securities totaling $3.9 million.
      In the first six months of 2005, net cash used in financing activities by Holdings and AWA was $91.3 million and $91.5 million, respectively. Principal financing activities in 2005 included a $42.9 million payment for the government guaranteed loan and redemption of $39.5 million of the Company’s remaining outstanding 10.75% Senior Secured Notes, which was included in current restricted cash at December 31, 2004. This compares to $48.0 million of debt repayments during the comparable 2004 period, including the first principal payment of $42.9 million for the government guaranteed loan.
      Capital expenditures for the first six months of 2005 were approximately $97.2 million for both Holdings and AWA as compared to capital expenditures of approximately $77.2 million for both Holdings and AWA for the first six months of 2004. Included in these amounts are capital expenditures for capitalized maintenance of approximately $75.8 million and $58.4 million for both Holdings and AWA for the first six months of 2005 and 2004, respectively.

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
      Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings. In the second quarter of 2005, AWA made $28.4 million in lease payments in respect of the leveraged lease financings under the pass through trusts.

Other Operating Leases
      In addition to the aircraft financed by the pass through trust certificates, AWA has noncancelable operating leases covering 83 aircraft, as well as leases for certain terminal space, ground facilities and computer and other equipment. In the second quarter of 2005, AWA made $50.0 million in lease payments related to these operating leases.

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
      In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At June 30, 2005, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $43.6 million.

Commitments
      As of June 30, 2005, we had $704.0 million of long-term debt (including current maturities). This amount consisted primarily of the $300.3 million government guaranteed loan, a secured term loan financing with General Electric Capital Corporation (“GECC”), of which $110.6 million remains outstanding, $36.0 million principal amount of senior secured discount notes, $112.3 million principal amount of 7.5% convertible senior notes (including interest through December 31, 2004 as a deemed loan added to the principal thereof) and $252.7 million issue price of 7.25% senior exchangeable notes, of which $86.8 million was received at issuance.

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

7.5% Convertible Senior Notes due 2009
      In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $112.3 million remained outstanding at June 30, 2005 (including interest paid through December 31, 2004 as a deemed loan added to the principal thereof). These notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.
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
      In addition, completion of the proposed merger with a subsidiary of US Airways Group will constitute a “change of control” under AWA’s 7.25% senior exchangeable notes due 2023 and will require AWA to make an offer to purchase those notes within 30 days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the notes and the related guarantee and exchange agreement, Holdings may satisfy AWA’s obligation to purchase those notes by delivery of shares of new US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity for a total of $86.8 million plus accrued but unpaid interest. For this purpose “fair market value” means 95% of the average market price of the new US Airways Group common stock calculated over the 5 business days ending on the third business day before the purchase date.

Other Indebtedness and Obligations
      In addition to the above described indebtedness, we had $35.3 million of secured equipment notes and $47.6 million of other unsecured indebtedness, including $29.3 million of industrial revenue bonds.

      The following table sets forth our cash obligations as of June 30, 2005.

	2005	2006	2007	2008	2009	Beyond 2009	Total

	(in thousands)
Long-term debt:
Equipment notes — non-EETC(1)	$4,153	$8,305	$7,772	$15,082	$—	$—	$35,312
GECC term loan(2)	—	5,158	5,158	5,158	5,158	89,932	110,564
7.5% convertible senior notes due 2009(3)	—	—	—	—	112,299	—	112,299
7.25% senior exchangeable notes due 2023(4)	—	—	—	—	—	252,695	252,695
Government guaranteed loan(5)	42,900	85,800	85,800	85,800	—	—	300,300
State loan(6)	250	250	250	—	—	—	750
Industrial development bonds(7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes(8)	8,750	8,750	—	—	—	—	17,500
Senior Secured Discount Notes(9)	1,530	1,529	1,529	1,530	29,870	—	35,988

	57,583	109,792	100,509	107,570	147,327	371,927	894,708
Cash aircraft rental payments(10)	149,933	331,798	307,568	259,409	230,610	1,666,132	2,945,450
Lease payments on equipment and facility operating leases(11)	10,924	20,687	18,183	17,866	16,299	55,708	139,667
Capital lease obligations	4,472	4,991	1,773	—	—	—	11,236
Special facility revenue bonds(12)	1,363	1,363	1,362	1,362	2,044	36,106	43,600
Aircraft purchase commitments(13)	173,042	468,136	48,142	—	—	—	689,320
Engine maintenance commitments(14)	6,000	6,000	3,000	1,000	—	—	16,000

Total	$403,317	$942,767	$480,537	$387,207	$396,280	$2,129,873	$4,739,981

(1)	Includes approximately $35.3 million of equipment notes with variable interest rates of 3.94% to 4.72%, averaging 4.07% at June 30, 2005, installments due 2005 through 2008.

(2)	The amount consists of the Spare Parts Facility and the Engine Facility with a variable interest rate of 7.33% at June 30, 2005. See “— GECC Term Loan Financing” above.

(3)	Includes $90.7 million principal amount of 7.5% convertible senior notes, due 2009, and $21.6 million of interest paid in kind of issuance through December 31, 2004. For financial reporting purposes, we initially recorded the convertible senior notes at their fair market value on the date of issuance. As of June 30, 2005, the accreted balance of the convertible senior notes in the accompanying consolidated balance sheet is approximately $70.6 million.

(4)	Includes $252.7 million principal amount of 7.25% senior exchangeable notes due July 2023 with cash interest payable through July 2008 at a rate of 2.49% on the principal amount at maturity. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252.7 million.

(5)	Government guaranteed loan includes $300.3 million with a variable interest rate of 3.49% at June 30, 2005 and ratable principal payments due 2005 through 2008. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2005 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $0.8 million due December 2007 with a variable interest rate of 7.87% at June 30, 2005.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $17.5 million due 2005 with variable interest rates averaging 4.47% at June 30, 2005.

(9)	Includes $36.0 million of senior secured discount notes due 2009 with a variable interest rate of 6.98% at June 30, 2005.

(10)	Includes non-cancelable operating leases for 137 aircraft with remaining terms ranging from three months to approximately 19 years. Management estimates the debt equivalent value of these operating leases approximates $1.9 billion using an interest rate of 10%.

(11)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(12)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(13)	Includes commitments to purchase a total of 18 Airbus aircraft and five spare engines for delivery in 2005 through 2007.

(14)	Includes minimum commitments under AWA’s rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on CFM56-3B engines through April 2008. Minimum monthly commitment amounts: for the period through and including April 2006 — $1.0 million, for the period May 2006 through and including April 2008 — $250,000.
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

Financial Covenants and Credit Rating
      In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, or make other restricted payments. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to the Company and Industry Related Risks — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of June 30, 2005, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.
      Our credit ratings, like most airlines, are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at B3 and Caa2, respectively, Standard & Poor’s assessment of AWA’s and Holdings’ corporate credit ratings at B- and AWA’s senior unsecured rating at CCC and Fitch Ratings’ assessment of AWA’s long-term and unsecured debt rating at CCC. Both S&P and Fitch placed AWA on “Watch Negative” and Moody’s revised its outlook to “Negative” following the merger announcement. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income and our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.
Other Information

Labor Relations
      A large majority of the employees of the major airlines in the United States are represented by labor unions. The majority of AWA employees have selected union representation and have negotiated or are in the process of negotiating collective bargaining agreements with AWA. Although there are few remaining employee groups who could engage in organization efforts, we cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on the Company’s or AWA’s operations or financial performance. For more discussion, see “Risk Factors Relating to the Company and Industry Related Risks — Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”

Regulatory Matters
      Certain aspects of the proposed merger of America West Holdings and US Airways Group are subject to regulatory review by the DOT. Specifically, the change in ownership resulting from the merger requires that the restructured US Airways Group and its various operating subsidiaries, including America West Airlines, undergo a continuing fitness review of their managements, operations, finances and citizenship. In addition, the DOT must approve the consolidation under common ownership of the various international route authorities, now independently held by AWA, US Airways and PSA. While we anticipate that the DOT review will be concluded favorably, any complications in the review process that hinder or delay the closing of the transaction could have a severe impact on our operations and financial results.
      AWA currently holds eight exemption slots at Ronald Reagan National Airport in Washington, DC (DCA) awarded to it by the DOT. These exemption slots were awarded to AWA specifically to operate three daily roundtrips between DCA and Phoenix and one daily round trip between DCA and Las Vegas. The federal law creating these exemption slots prohibits the sale or transfer of these exemptions. AWA believes that the proposed merger does not constitute a prohibited transfer of these exemptions. Should the DOT conclude that the proposed merger, if consummated, would constitute a transfer, it may withdraw some or all of these exemptions from AWA, forcing the Company to reduce or terminate this service to our hubs.

Related Party Transactions
      Texas Pacific Group agreed to reimburse the Company approximately $2.5 million for expenses incurred by the Company on its behalf. As a result, the Company recorded this as a receivable as of December 31, 2004. Subsequent to December 31, 2004, the Company received $2.5 million in such reimbursement.

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

•	Passenger Revenue — Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of our historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets — Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of our owned aircraft, jet engines, flight equipment and rotable parts range from five to 25 years. The estimated useful lives of our technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of our ground property and equipment range from three to 12 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

•	Frequent Flyer Accounting — We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve — We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to AWA’s fleet plan could have a material impact on our reserve requirements.

•	Deferred Tax Asset Valuation Allowance — The Company initially recorded a full valuation allowance relating to its net deferred tax assets at December 31, 2001 and to tax benefits generated in 2002. In recording that valuation allowance, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company was in a cumulative loss position three out of four years between December 31, 2001 through December 31, 2004, which weighed heavily in the overall determination that a valuation allowance was needed. As of June 30, 2005, the Company had recorded a valuation allowance of $109.3 million against its net deferred tax assets. The Company expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

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

Change in Accounting Policy
      America West records the cost of major scheduled airframe, engine and certain component overhauls as capitalized assets that are subsequently amortized over the periods benefited (deferral method). US Airways Group charges maintenance and repair costs for owned and leased flight equipment to operating expense as incurred. Upon the earlier of the completion of the merger (See Note 8, “Proposed Merger of America West Holdings and US Airways Group” in Notes to Condensed Consolidated Financial Statements) or December 31, 2005, America West Holdings will change its accounting policy from the deferral method to the expense as incurred method. While the deferral method is permitted under accounting principles generally accepted in the United States of America, America West Holdings believes that the expense as incurred method is preferable and the predominant method used in the airline industry. The effect of this change in accounting for aircraft maintenance and repairs will be treated as a cumulative effect of a change in accounting principle.
Forward-Looking Information
      Certain of the statements contained in this quarterly report on Form 10-Q should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding our outlook, expected fuel costs, the revenue environment, and our expected 2005 financial performance. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under the heading “Risk Factors Relating to America West and Industry Related Risks” and the following:

•	the ability of Holdings to consummate the proposed merger with a subsidiary of US Airways Group, Inc.

•	the impact of global instability caused by military actions, terrorism, disease outbreaks and natural disasters;

•	limitations on our flexibility in responding to industry conditions due to high fixed costs and restrictions imposed by our debt instruments;

•	changes in federal and state laws and regulations;

•	changes in prevailing interest rates;

•	the ability to attract and retain qualified personnel;

•	the ability of AWA to attract and retain customers;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry, including significant fare restructuring by major airlines;

•	the impact of historically high fuel prices;

•	economic conditions;

•	reliance on automated systems and the impact of any failure of these systems;

•	labor costs;

•	security-related and insurance costs;

•	weather conditions;

•	government legislation and regulation; and

•	relations with unionized employees generally and the impact and outcome of labor negotiations.
      There may be other factors not identified above of which the companies are not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The companies assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law.

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

Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on our operating results.
      Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2004 compared with 2003 and have continued to increase in 2005. Since jet fuel is the principal raw material consumed by our business, accounting for 23.3% of our total operating expenses in the first six months of 2005 and 19% of our total operating expenses in 2004, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, based on our current level of fuel consumption which includes our Mesa alliance, we estimate that a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $5.5 million. Due to the competitive nature of the airline industry, we generally have not been able to increase our fares when fuel prices have risen in the past and we may not be able to do so in the future. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel.
      We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using fuel hedging instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast of the United States. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected jet fuel volumes for 2005. Hedging transactions are in place with respect to approximately 53% and 12% of remaining projected 2005 and 2006 jet fuel requirements, respectively. Furthermore, our ability to effectively hedge jet fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast of the United States compared to our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable fuel hedging instruments than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel hedging program also may be negatively impacted by continued instability in oil producing regions such as the Middle East, Nigeria, Russia and Venezuela.

Failure to complete the proposed merger with a subsidiary of US Airways Group could negatively impact the stock price and our future business and financial results.
      Completion of the proposed merger is subject to the satisfaction or waiver of various conditions, including the receipt of approvals from our stockholders, receipt of various regulatory approvals and authorizations, including approval of US Airways Group’s plan of reorganization, and the absence of any order, injunction or decree preventing the completion of the proposed merger. There is no assurance that all of the various conditions will be satisfied or waived. If the proposed merger is not completed for any reason, we may be subject to several risks, including the following:

•	having incurred certain costs relating to the proposed merger that are payable whether or not the merger is completed, including legal, accounting, financial advisor and printing fees; and

•	having had the focus of management directed toward the proposed merger and integration planning instead of our business and other opportunities that could have been beneficial to us.
      In addition, we would not realize any of the expected benefits of having completed the proposed merger. If the proposed merger is not completed, we cannot assure you that these risks will not materialize or materially adversely affect its business, financial results, financial condition and stock price.

The combined company created by our merger into a subsidiary of US Airways Group may not perform as well financially as we expect following the merger.
      In deciding to enter into the merger agreement, Holdings and US Airways Group considered the benefits of operating as a combined company, including, among others: an enhanced ability to compete in the airline industry and the fact that the proprietary brands of the combined company would permit the combined entity to further differentiate itself from other airline companies. The success of the merger will depend, in part, on our ability to realize the anticipated revenue opportunities and cost savings from combining the businesses of Holdings and US Airways Group. We cannot assure you, however, that any expected operating cost and revenue synergies will be realized. To realize the anticipated benefits from the merger, we must successfully combine the businesses of Holdings and US Airways Group in a manner that permits those costs savings and other synergies to be realized in a timely fashion. In addition, we must achieve these savings without adversely affecting revenues or suffering a business interruption. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. We cannot assure you that the merger, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial condition consistent with our expectations or superior to what Holdings and US Airways Group could have achieved independently.

The integration of Holdings and US Airways Group following the merger will present significant challenges.
      Holdings and US Airways Group have operated and, until the completion of the merger, will continue to operate, independently. Holdings and US Airways Group will face significant challenges in consolidating functions, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key Holdings and US Airways Group personnel. The integration of Holdings and US Airways Group will be costly, complex and time consuming, and the managements of Holdings and US Airways Group will have to devote substantial effort to such integration that could otherwise be spent on operational matters or other strategic opportunities.

We have sustained, and may continue to sustain significant operating losses.
      For the year ended December 31, 2004, we incurred an operating loss of $43.8 million. In addition, we incurred operating losses for the years ended December 31, 2001 and 2002 resulting primarily from the decrease in revenue and passenger demand and the increase in operating costs after the terrorist attacks of September 11, 2001. Our operating losses resulted primarily from a substantial increase in the cost of jet fuel and excess domestic industry capacity resulting in lower revenue per available seat mile. In addition, we expect the threat of further terrorist attacks and continued instability in oil producing regions to continue to negatively impact our revenues and costs in the near-term. We may not be able to effectively counteract increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, decreases in demand for air travel or further increases in jet fuel costs. The inability to sustain profitability may impair our ability to satisfy our obligations as they become due, obtain future equity or debt financing, respond to competitive developments and otherwise sustain or expand our business.

Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.

      Approximately 81% of our employees are represented for collective bargaining purposes by labor unions. These employees are organized into seven labor groups represented by four different unions at AWA. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, or the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the National Mediation Board. Although in most circumstances the RLA prohibits strikes, after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. Of our labor agreements, three are currently amendable, a fourth becomes amendable soon and negotiations are proceeding with a fifth group for an initial collective bargaining agreement. See “Other Information — Labor Relations.”
      We cannot predict the outcome of current negotiations or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because we are required to repay a portion of the government guaranteed loan if our labor costs exceed a certain threshold. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income.

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
      A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.
      We depend on automated systems to operate our business, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems and our websites. In 2004, approximately 96% of our tickets were issued electronically. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline.

If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
      Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities and baggage handling. It is likely that similar agreements will be entered into in any new markets we decide to serve. All of these agreements are subject to termination after notice. Any material problems with the efficiency and timeliness of contract services could have a material adverse effect on our business, financial condition and results of operations.

The travel industry, materially adversely affected by the September 11, 2001 terrorist attacks, continues to face on-going security concerns and cost burdens associated with security.
      The attacks of September 11, 2001 materially impacted and continue to impact air travel. In November 2001, the President signed into law the Aviation and Transportation Security Act, or the Aviation Security Act. This law federalized substantially all aspects of civil aviation security, creating a new Transportation Security Administration, or TSA. Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks have increased costs to airlines. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.
      The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airline carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could harm our earnings.

Changes in government regulation could increase our operating costs and limit our ability to conduct our business.
      Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws and the U.S. Federal Aviation Administration has issued a number of maintenance directives and other regulations. These requirements impose substantial costs on airlines. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs.

The airline industry is intensely competitive.
      Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In most of our markets we compete with at least one low-cost air carrier. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.

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
      We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases of airport and other facilities and other cash obligations. As of June 30, 2005, we had approximately $704.0 million of outstanding debt, of which $181.9 million was secured. In addition, we had $11.2 million of payments to satisfy capital lease obligations and $3.1 billion of operating lease obligations through lease expiration dates incurred primarily in connection with off-balance sheet aircraft financings. See “Liquidity and Capital Resources — Off Balance Sheet Arrangements.” We also have guaranteed costs associated with our regional alliance with Mesa and commitments to purchase aircraft from Airbus. As a result of the substantial fixed costs associated with these obligations:

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
      If one of our aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is inadequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and adversely impact our financial condition and operations.

Our business is subject to weather factors and seasonal variations in airline travel, which cause our results to fluctuate.
      Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year.

Employee benefit plans represent significant continuing costs to us.
      We sponsor employee benefit plans and arrangements that provide retirement, medical, disability, and other benefits to our employees and participating retirees. Many of the benefits provided under these plans are mandated under various collective bargaining agreements, while others are provided on a voluntary basis as a means to recruit and retain valuable employees. The benefit obligations associated with our employee benefit plans represent a substantial continuing cost to us. In addition, many of these employee benefit plans are subject to federal laws such as the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, and must be maintained accordingly. Continued compliance with these rules is necessary, as even unintentional failures to comply can result in significant fines and penalties. Employee benefit plans in general also are increasingly the subject of protracted litigation, especially following significant plan design changes.

We depend on the expertise of our management team. If key individuals leave unexpectedly, our business and operations could suffer.
      Many of our executive officers are key to the management of our business and operations. Our future success depends on our ability to retain these officers and other capable managers. Our ability to retain key executive officers may be adversely impacted by the proposed merger with US Airways Group. Although we believe we could replace key personnel given adequate prior notice, the unexpected departure of key executive officers could cause substantial disruption to our business and operations. In addition, we may not be able to retain and recruit talented personnel without incurring substantial costs. Moreover, we must repay a portion of the government guaranteed loan if our labor costs exceed a certain threshold. As a result, our ability to spend additional amounts to retain and recruit talented personnel is limited.

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
      Sales and potential sales of substantial amounts of our Class B common stock or securities exercisable for or into our Class B common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Class B common stock. A substantial number of additional shares of our Class B common stock are issuable upon the conversion or exercise of outstanding securities. As of July 21, 2005, the outstanding shares of our Class B common stock were subject to dilution by:

•	19,692,000 shares of Class B common stock that are issuable upon the exercise, at a price of $3.00 per share, of certain warrants issued in connection with the government guaranteed loan, including 18,754,000 shares of Class B common stock issuable upon exercise of a warrant issued to the Air Transportation Stabilization Board, or ATSB;

•	10,287,644 shares of our Class B common stock that are issuable upon the exercise of outstanding options;

•	859,117 shares of Class B common stock are issuable upon conversion of the outstanding shares of Holdings’ Class A common stock held by the TPG Stockholders (but subject to certain contractual restrictions on transfer);

•	up to 8,095,842 shares of Holdings’ Class B common stock are issuable upon the exchange of AWA’s 7.25% senior exchangeable notes due 2023 (which exchange may not occur until the trading price of Holdings’ Class B common stock reaches certain thresholds, or other triggering events occur); and

•	up to approximately 9,400,000 shares of Holdings’ Class B common stock are issuable upon conversion of Holdings’ 7.5% convertible senior notes due 2009.
      Holdings has registered either the issuance or resale of all of these shares, meaning that upon exercise, exchange or conversion, as applicable, such shares could be sold in the public market at any time. The conversion or exercise of some or all of these notes, warrants and options will dilute the ownership interests of existing stockholders and any sales in the public market of our Class B common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our Class B common stock. The existence of the notes, warrants and options may also encourage short selling by market participants because conversion or exercise of the notes or warrants could depress the price of our Class B common stock.
      In addition, completion of the merger with a subsidiary of US Airways Group may result in the issuance of additional shares of new US Airways Group common stock in satisfaction of certain put rights granted to the holders of the 7.25% senior exchangeable notes upon the occurrence of a “change of control.” See “Liquidity and Capital Resources — Commitments — 7.25% Senior Exchangeable Notes due 2023.”

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
      The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for the Class B common stock to decline including, among others, the following:

•	the failure to complete the proposed merger with a subsidiary of US Airways Group;

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

•	public sales of a substantial number of shares of our Class B common stock;

•	governmental regulatory action; and

•	adverse changes in general market conditions or economic trends.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk Sensitive Instruments

(a)	Commodity Price Risk
      As of June 30, 2005, the Company had entered into costless collar transactions, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 53% and 12% of remaining projected 2005 and 2006 fuel requirements, respectively, including 55% related to the third quarter of 2005 and 50% related to the fourth quarter of 2005. See “Risk Factors Relating to America West and Industry Related Risks — Fluctuations in fuel costs could adversely affect our operating expenses and results.”
      The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At June 30, 2005, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $29.5 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $25.6 million.
      As of July 21, 2005, approximately 53% and 12% of AWA’s remaining 2005 and 2006 projected fuel requirements, respectively, are hedged.

(b)	Interest Rate Risk
      The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At June 30, 2005, the Company’s variable-rate long-term debt obligations of approximately $500.4 million represented approximately 71% of its total long-term debt. If interest rates increased 10% in 2005, the impact on the Company’s results of operations would not be material.

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.
      An evaluation was performed under the supervision and with the participation of Holdings’ and AWA’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of June 30, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

(b)	Changes in internal control over financial reporting.
      There has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Limitation on the effectiveness of controls.
      We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, following the changes in our internal controls implemented prior to the filing of this report, the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2005.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our Class B common stock during each month within the second quarter of 2005. No purchases were made pursuant to a publicly announced repurchase plan or program.

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares Purchased as	Shares that May Yet
	Total Number	(b)	Part of Publicly	be Purchased Under
	of Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs

April 1, 2005 - April 30, 2005	64,200	4.54	—	—
May 1, 2005 - May 31, 2005	112,500	4.68	—	—
June 1, 2005 - June 30, 2005	33,700	6.11	—	—

(1)	Amounts consist of shares of our Class B common stock purchased on the open market by the America West Holdings Corporation Future Care 401(k) Plan.

Item 4.	Submission of Matters to a Vote of Security Holders.
      At our annual meeting of stockholders held on May 17, 2005 (the “Annual Meeting”), the stockholders approved the election of the following directors to hold office until the Company’s annual meeting in 2006 and until their successors are elected and qualified, or until their earlier death or resignations.

	Number of Shares

	For	Withheld

Matthew J. Hart	30,733,838	329,390
Robert J. Miller	30,677,130	386,098
W. Douglas Parker	30,794,012	269,216
John F. Tierney	30,711,960	351,268
      The following directors’ term of office as a director continued after the Annual Meeting: Herbert M. Baum, John L. Goolsby, Walter T. Klenz, Richard C. Kraemer, Denise M. O’Leary, Richard P. Schifter and J. Steven Whisler.

Item 6.	Exhibits

Exhibit
number		Description and Method of Filing
2.1		Agreement and Plan of Merger, dated May 19, 2005, among US Airways Group, Inc., Holdings and Barbell Acquisition Corp. — Incorporated by reference to Exhibit 2.1 to Holdings’ Form 8-K filed on May 25, 2005 (File no. 001-12649).
10	.1+	Summary of Officer Benefits.
10	.2*	Master Memorandum of Understanding, dated as of June 13, 2005, among US Airways, Inc., US Airways Group, Inc., Holdings, AWA, General Electric Capital Corporation acting through its agent, GE Commercial Aviation Services LLC, and General Electric Company/ GE Transport Component.
10.3		Advisory Agreement, dated May 19, 2005, between America West Holdings Corporation and TPG Advisory, Inc. — Incorporated by reference to Exhibit 10.1 to Holdings’ Form 8-K filed on May 25, 2005 (File no. 001-12649).
10.4		Investment Agreement, dated May 19, 2005, among Eastshore Aviation, LLC, Holdings and U.S. Airways Group, Inc. — Incorporated by reference to Exhibit 2.1 to Holdings’ Form 8-K filed on May 25, 2005 (File no. 001-12649).
10.5		Investment Agreement, dated May 19, 2005, among Par Investment Partners, L.P., Holdings and U.S. Airways Group, Inc. — Incorporated by reference to Exhibit 10.1 to Holdings’ Form 8-K filed on May 25, 2005 (File no. 001-12649).
10.6		Investment Agreement, dated May 19, 2005, among Peninsula Investment Partners, L.P., Holdings and U.S. Airways Group, Inc. — Incorporated by reference to Exhibit 10.1 to Holdings’ Form 8-K filed on May 25, 2005 (File no. 001-12649).
10.7		Investment Agreement, dated May 19, 2005, among ACE Aviation Holdings, Holdings and U.S. Airways Group, Inc. — Incorporated by reference to Exhibit 10.1 to Holdings’ Form 8-K filed on May 25, 2005 (File no. 001-12649).
10.8		Investment Agreement, dated May 27, 2005, among Wellington Management Company, LLP, Holdings and U.S. Airways Group, Inc. — Incorporated by reference to Exhibit 10.1 to Holdings’ Form 8-K filed on June 2, 2005 (File no. 001-12649).
99.1		Voting Agreement, dated May 19, 2005, among TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P. and U.S. Airways Group, Inc. — Incorporated by reference to Exhibit 2.1 to Holdings’ Form 8-K filed on May 25, 2005 (File no. 001-12649).
31.1		Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3		Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4		Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1		Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+)	Represents a management contract or compensatory plan or arrangement.

(*)	The Company has sought confidential treatment for portions of the referenced exhibit.

AMERICA WEST HOLDINGS CORPORATION
June 30, 2005
SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer
DATED: July 21, 2005

AMERICA WEST AIRLINES, INC.
June 30, 2005
SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer
DATED: July 21, 2005

II-4